Form 10-Q
period 2014-03-30
zulily, inc.
filed 2014-05-09
CIK 1478484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-36188

zulily, inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1202150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2601 Elliott Avenue, Suite 200, Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

(877) 779-5614

(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of May 5, 2014, there were 19,361,598 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 104,794,492 shares of the registrant's Class B Common Stock, par value $0.0001 per share, issued and outstanding.

ZULILY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to "zulily," the "Company," "we," "us," and "our" refer to zulily, inc. and, where appropriate, its subsidiary, Zulily UK Ltd.

zulily, zulily, inc., the zulily logo and other trade names, trademarks or service marks of zulily appearing in this Quarterly Report are the property of zulily. Any trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZULILY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 30, 2014	December 29, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256,417	$290,089
Short-term investments	53,009	18,014
Accounts receivable	10,161	5,176
Inventories	26,340	12,979
Prepaid expenses and other current assets	6,200	4,192
Total current assets	352,127	330,450
PROPERTY AND EQUIPMENT — Net	39,503	24,613
OTHER NON-CURRENT ASSETS	1,164	1,024
Total assets	$392,794	$356,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,727	$55,607
Accrued expenses	30,929	30,773
Deferred revenue	53,013	23,250
Total current liabilities	140,669	109,630
NON-CURRENT LIABILITIES	9,473	4,254
Total liabilities	150,142	113,884
COMMITMENTS AND CONTINGENCIES (Note 3 and Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value—2,000,000 shares authorized as of March 30, 2014 and December 29, 2013; zero issued and outstanding as of March 30, 2014 and December 29, 2013	—	—
Class A common stock, $0.0001 par value—500,000,000 authorized as of March 30, 2014 and December 29, 2013; 13,225,000 shares issued and outstanding as of March 30, 2014 and December 29, 2013	1	1
Class B common stock, $0.0001 par value—275,000,000 shares authorized as of March 30, 2014 and December 29, 2013; 110,915,025 and 110,159,235 shares issued and outstanding as of March 30, 2014 and December 29, 2013, respectively; including 22,136 and 82,682 shares subject to repurchase as of March 30, 2014 and December 29, 2013, respectively	11	11
Additional paid-in capital	290,792	287,385
Accumulated other comprehensive loss	(66)	(58)
Accumulated deficit	(48,086)	(45,136)
Total stockholders’ equity	242,652	242,203
Total liabilities and stockholders' equity	$392,794	$356,087

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

NET SALES	$237,881	$127,012
COST OF SALES	174,147	90,400
GROSS PROFIT	63,734	36,612
OPERATING EXPENSES:
Marketing	23,085	15,439
Selling, general, and administrative	43,600	22,786
TOTAL OPERATING EXPENSES	66,685	38,225
LOSS FROM OPERATIONS	(2,951)	(1,613)
INTEREST INCOME (EXPENSE)—Net	54	32
OTHER INCOME (EXPENSE)—Net	(53)	(14)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,950)	(1,595)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(2,950)	$(1,595)
Net loss attributable to Class A and Class B common stockholders	$(2,950)	$(4,126)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.09)
Diluted	$(0.02)	$(0.09)
Weighted average shares outstanding used to compute net loss attributable to Class A and Class B common stockholders:
Basic	123,878,592	46,422,029
Diluted	123,878,592	46,422,029
See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

NET LOSS	$(2,950)	$(1,595)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains on available-for-sale securities	12	—
Foreign currency translation adjustment	(20)	—
OTHER COMPREHENSIVE LOSS, NET	(8)	—
TOTAL COMPREHENSIVE LOSS	$(2,958)	$(1,595)
See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,950)	$(1,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,401	1,167
Stock-based compensation	3,174	898
Loss on disposal of assets	105	10
Changes in operating assets and liabilities:
Accounts receivable	(4,984)	(803)
Inventories	(13,356)	(2,389)
Prepaid expenses and other assets	(2,100)	(565)
Accounts payable	(15)	289
Accrued expenses and other liabilities	5,372	(135)
Deferred revenue	29,759	6,632
Net cash provided by operating activities	17,406	3,509
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,761)	(2,905)
Purchases of short-term and other investments	(59,996)	(8,000)
Proceeds from maturity and sale of short-term and other investments	25,000	8,000
Purchases of restricted cash	—	(1,800)
Proceeds from maturity of restricted cash	—	1,881
Net cash used in investing activities	(50,757)	(2,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	215	45
Payments of deferred offering costs	(385)	—
Debt issuance costs	(149)	—
Net cash (used in) provided by financing activities	(319)	45
Effect of exchange rate changes on cash and cash equivalents	(2)	14
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,672)	744
CASH AND CASH EQUIVALENTS—Beginning of period	290,089	96,998
CASH AND CASH EQUIVALENTS—End of period	$256,417	$97,742
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for capital purchases	$1,898	$190
Stock-based compensation capitalized	16	2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred Debt Issuance Costs	3	—
Vesting of early exercised shares	3	2
Accretion of redeemable convertible preferred stock	—	2,531

See notes to condensed consolidated financial statements

ZULILY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business
zulily, inc. (the “Company”, "we", "us" or "our" ) is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. Through the Company’s desktop and mobile sites and mobile applications, the Company helps its customers discover new and unique products at great values that they would likely not find elsewhere. The Company, a Delaware corporation formed in 2009, primarily conducts its buying, marketing and administrative functions in Seattle, Washington. The Company also operates a buying and studio office in Columbus, Ohio with fulfillment centers in McCarran, Nevada and Lockbourne, Ohio.
Zulily U.K. Ltd. was incorporated in the United Kingdom in October 2011 and is a wholly owned subsidiary of zulily, inc. The principal corporate offices are located in London, England.
NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated balance sheet data as of December 29, 2013 was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited condensed consolidated financial information. The financial information as of December 29, 2013 is derived from the Company's audited consolidated financial statements and notes included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the "2013 Form 10-K"), filed with the U.S. Securities and Exchange Commission on February 28, 2014. The financial information included in this Quarterly Report should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2013 Form 10-K. Accordingly, we have omitted certain footnotes and other disclosures that are disclosed in the 2013 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014, or for any other period.
Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zulily UK Ltd. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation. Specifically, merchandise deposits are included in prepaid expenses and other current assets as of March 30, 2014 and December 29, 2013. As of December 29, 2013 we reclassified $0.5 million related to merchandise deposits to prepaid expenses and other current assets.
Fiscal Year—In 2011, the Company adopted a retail calendar whereby the fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.
Accounting Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Recent Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. For public entities, ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014 and it did not have a material impact on our consolidated financial statements or related disclosures.

NOTE 3. COMMITMENTS
Fulfillment Center Lease
In January 2014, the Company entered into a lease agreement for a fulfillment center being constructed in McCarran, Nevada. The initial term of the lease expires 12 years from the earlier of completion of the fulfillment center or the date we commence business operations from the leased property. The Company expects to begin operating the new fulfillment center in the third quarter of 2014. As part of the agreement, the Company issued a security deposit in the form of an irrevocable standby letter of credit totaling $3.0 million which expires in 2026. The standby letter of credit may be drawn if certain conditions occur, including default on payments, losses incurred due to breach or termination of the agreement.
Credit Facility
In January 2014, the Company entered into a $50.0 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Borrowings under the Credit Agreement will mature in January 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million.

Borrowings under the Credit Agreement bear interest, at the Company's option, in an amount equal to (i) in the case of base rate loans, 1.50% plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the prime rate, and (c) the eurodollar rate plus two percent (2.00%), or (ii) in the case of eurodollar loans, for any interest period, LIBOR plus 2.50%. An undrawn commitment fee shall be payable to the lenders in an amount equal to 0.175% times the actual daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations, calculated on a quarterly basis in arrears.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, in each case applicable to us and our subsidiaries. The negative covenants include restrictions on, among other things, indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains certain financial covenants that require us and our subsidiaries to, among other things, maintain a specified fixed charge coverage ratio, quick ratio and a senior leverage ratio.

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

During the three months ended March 30, 2014, the Company made no borrowings under the revolving credit facility.
NOTE 4. CONTINGENCIES
Legal Proceedings—In the ordinary course of business, the Company may be involved in various legal proceedings, lawsuits, disputes, or claims related to alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent, trademark, and copyright infringement. The outcome of any such claim or litigation is inherently uncertain. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. Although the Company cannot predict the outcome of any such claims or litigation, it does not believe there are currently any such claims or litigation that, if resolved unfavorably, would have a material impact on the Company's financial condition, results of operations or cash flows.
Sales Taxes—The Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it does not currently collect sales tax reaches the threshold for reasonably possible; however, the Company is unable to estimate a potential outcome.
NOTE 5. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has 2,000,000 shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series with rights, preferences and privileges established by the Company's board of directors.
Common Stock
The Company's certificate of incorporation provides for two classes of common stock: Class A common stock and Class B common stock. Each holder of Class A common stock is entitled to one vote per share and each holder of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and are automatically converted upon transfer to Class A common stock, subject to certain limited exceptions. The Company's authorized Class A and Class B common stock consists of 775,000,000 shares, all with a par value of $0.0001 per share.
In November 2013, the Company completed its initial public offering ("IPO") in which it issued and sold 7,334,125 shares of Class A common stock at a public offering price of $22.00 per share and the selling stockholders sold 5,890,875 shares of Class A common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total net proceeds from the offering to the Company were $147.5 million after deducting the underwriting discounts and offering expenses totaling $3.3 million.
Restricted Common Stock
As of March 30, 2014, all 52,812,500 shares under restricted stock purchase agreements entered into with the Company's founders have fully vested. No amount of compensation expense has been recognized in connection with these shares, as they were deemed to have nominal value at the date of issuance.

Stock-Based Compensation Expense
A summary of option activity under the Company's stock option plans during the three months ended March 30, 2014 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Total
	Underlying	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value

	(In thousands, except price, shares and years)
Outstanding at December 29, 2013	13,938,487	$7.40	8.56	$462,558
Granted	424,939	43.79
Exercised	(755,790)	0.28
Canceled	(1,539)	6.05
Forfeited	(130,577)	8.77
Outstanding at March 30, 2014	13,475,520	$8.94	8.46	$580,009
Vested and expected to vest at March 30, 2014	13,124,716	$8.77	8.44	$567,123
Exercisable at March 30, 2014	9,255,777	$6.93	8.25	$416,845
During the fiscal year ended January 1, 2012, the Company issued 1,439,627 Class B common shares for the exercise of stock options. Of this amount, 473,958 Class B common shares were early exercised and are subject to repurchase in accordance with the provision of the 2009 plan. The unvested portion of the early exercised shares as of March 30, 2014 and December 29, 2013, was 22,136 and 63,151, respectively. No repurchases of the early exercised Class B common shares have been made by the Company.
As of March 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $57.3 million and the weighted-average remaining vesting period was 5.43 years.
The following table presents the effects of stock-based compensation on the condensed consolidated statements of operations during the periods presented:

	Three Months Ended
	March 30, 2014	March 31, 2013

	(in thousands)
Cost of sales	$22	$14
Marketing expenses	163	64
Selling, general and administrative expenses	2,989	820
Total stock-based compensation expense	$3,174	$898

NOTE 6. NET LOSS PER SHARE
Net loss per common share is presented using the two-class method required for participating securities. Concurrent with the closing of the IPO in November 2013, all shares of outstanding preferred stock automatically converted into 60,621,233 shares of the Company's Class B common stock. Prior to the IPO, we considered all holders of preferred stock to be participating securities as they were entitled to receive non-cumulative dividends. Additionally, we consider holders of unvested restricted common stock to be participating securities because of their non-forfeitable rights to dividends, in the event dividends are declared and paid.
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
Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to Class A and Class B common stockholders. Net losses are not allocated to the participating securities as holders of preferred stock and unvested restricted common stock do not have a contractual obligation to share in the losses of the Company. Undistributed earnings are calculated as net income (loss) less distributed earnings, accretion of convertible preferred stock, and current period convertible preferred stock non-cumulative dividends, whether or not declared. Basic net income (loss) per share is computed by dividing net income attributable to Class A and Class B common stockholders by the weighted-average number of shares of Class A and Class B common stock outstanding during the period.
For the calculation of diluted net income (loss), net income attributable to Class A and Class B common stockholders for basic net income is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted EPS attributable to Class A and Class B common stockholders is computed by dividing the resulting net income (loss) attributable to Class A and Class B common stockholders by the weighted-average number of fully diluted Class A and Class B common shares outstanding.
For the quarter ended March 30, 2014 and March 31, 2013, the computation of basic and diluted net loss per share is presented on a combined basis for Class A and Class B common stock because the results are identical.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 30, 2014	March 31, 2013

	(in thousands, except per share amounts)
Numerator
Net loss	$(2,950)	$(1,595)
Less: Accretion of convertible redeemable preferred stock	—	(2,531)
Net loss attributable to Class A and Class B common stockholders	$(2,950)	$(4,126)
Denominator
Weighted average shares used to compute basic net loss per Class A and Class B common share	123,878,592	46,422,029
Effect of potentially dilutive securities:
Stock options	—	—
Unvested restricted common shares	—	—
Convertible preferred shares	—	—
Weighted average shares used to compute diluted net loss per Class A and Class B common share	123,878,592	46,422,029
Net loss per share attributable to Class A and Class B common stockholders—basic	$(0.02)	$(0.09)
Net loss per share attributable to Class A and Class B common stockholders—diluted	$(0.02)	$(0.09)

The following have been excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been antidilutive:

	Three Months Ended
	March 30, 2014	March 31, 2013

Convertible preferred shares	—	60,497,884
Unvested restricted common shares	51,711	8,154,884
Stock options	13,475,520	8,034,511
Total	13,527,231	76,687,279
NOTE 7. SEGMENT INFORMATION
The Company has two reportable segments: North America and United Kingdom ("U.K.") The Company’s reportable segments have been identified based on how the Company’s chief operating decision maker manages the Company’s businesses, makes operating decisions, and evaluates operating performance. The Company’s chief operating decision maker is its chief executive officer. The Company evaluates the performance of its reportable segments based on net sales and loss from operations. Loss from operations represents net loss before interest income (expense), net, other income (expense), net and provision for income taxes. Management does not evaluate the performance of its reportable segments using asset measures.
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
Certain North America corporate-level activities are not allocated to the U.K. segment, including costs of marketing, human resources, legal, finance and technology.

The Company accounts for intersegment sales in accordance with the underlying transfer pricing agreement between zulily, inc. and Zulily U.K. Ltd.

Information on reportable segments and reconciliation to consolidated net loss before provision for income taxes is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013

	(in thousands)
North America
Net sales	$234,360	$124,324
Operating (loss) income	(1,791)	63
Intersegment expense	(1,156)	(1,709)
Total segment operating loss	(2,947)	(1,646)
United Kingdom
Net sales	3,521	2,688
Intersegment sales	1,156	1,709
Total net sales	4,677	4,397
Segment operating (loss) income	$(4)	$33
Consolidated
Net sales
Total sales for reportable segments	$239,037	$128,721
Elimination of intersegment sales	(1,156)	(1,709)
Total consolidated net sales	$237,881	$127,012
Net loss before provision for income taxes
Total operating loss for reportable segments	$(2,951)	$(1,613)
Interest income (expense)—net	54	32
Other income (expense)—net	(53)	(14)
Net loss before provision for income taxes	$(2,950)	$(1,595)
The Company’s assets are primarily located in the United States. We sell similar products and services in each of our segments and revenue from external customers for each group of similar products and services are not reported to the Company’s chief operating decision maker.
NOTE 8. FAIR VALUE MEASUREMENTS
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
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 30, 2014 and December 29, 2013:

	March 30, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,018	$18,018	$—	$—
Short-term investments:
Commercial paper	53,009	—	53,009	—
Total	$71,027	$18,018	$53,009	$—

	December 29, 2013
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,019	$18,019	$—	$—
Short-term investments:
Commercial paper	18,014	—	18,014	—
Total	$36,033	$18,019	$18,014	$—

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 29, 2013, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2014.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

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
We sell our products through a flash sales model, with offerings typically only available for 72 hours and in a limited quantity, creating an urgency to browse and purchase. We sell children’s apparel, women’s apparel and other categories such as toys, infant gear, kitchen accessories and home décor. Children’s apparel is our largest merchandise category today; however, we have expanded our categories over time such that all non-children’s apparel categories combined accounted for 61% of our North American units ordered in the three months ended March 30, 2014, up from 48% for the three months ended March 31, 2013. We focus on providing significant value to consumers across all of our categories; the average item on our sites is offered for over 50% off the manufacturer’s suggested retail price.
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
Mobile is a large and growing part of our business. We have invested heavily in our mobile platform to optimize our sites for use on iPhones, iPads and Android-based devices. In the quarter ended March 30, 2014, approximately 47% of our North American orders were placed from a mobile device, up from approximately 45% in the fourth quarter of 2013, and approximately 39% in the first quarter of 2013.
We have built a merchandising organization specifically designed to source, cultivate and manage relationships with thousands of vendors, including emerging brands and smaller boutique vendors as well as larger national brands. To date, we have featured and sold products from over 13,000 brands. To identify and support our vendors and effectively tell their stories to our customers, we have built a merchandising team and in-house photography studios, supported by a substantial and talented photo editing, copywriting and editorial team. By sourcing products from a large number of vendors and providing them with strong support, we are able to offer our customers a broad and unique selection of curated products that is refreshed on a daily basis.
We typically take customer orders before we purchase inventory from our vendors, greatly reducing our inventory risk. The result of this dynamic is that we are able to offer a much larger range of products to our customers and to generate greater sales for our vendors, who are able to match a broader range of their product supply to actual customer demand. To best serve our customers and vendors, we have in place a custom, fully integrated fulfillment infrastructure. Our proprietary supply chain system enables us to efficiently handle the unique features of our flash sales model, including small to medium lot sizes and high inventory turnover. This allows us to sell lower price point products cost-effectively, without needing to pre-stock substantial inventory. Our business model together with our fulfillment infrastructure has enabled us to conduct successful events of all sizes, including smaller ones. In the three months ended March 30, 2014, 86% of our events generated less than $50,000 of North American product sales, and these smaller events accounted for approximately 47% of our North American product sales.
As of March 30, 2014, we had 1.1 million square feet of leased fulfillment space at facilities in Nevada and Ohio. Our fulfillment operations regularly handle thousands of items a day from product styles that change each day and require different handling processes. Because we have deliberately established an intermediary model in which we do not pre-purchase substantial inventory, our shipping times are generally slower than e-commerce retailers that hold inventory. As a result of higher order volume than we had originally targeted, our order-to-ship times for sales of products in North America increased from an average of 11.3 days in the first quarter of 2013 to 13.2 days in the first quarter of 2014. We are continually investing in our systems and infrastructure to improve order-to-ship times for sales of products in North America.
To date, we have primarily focused on expanding our North American business and are just beginning to focus on our international strategy. In April 2012, we launched our first international site, with a small team based in the United Kingdom. For the three months ended March 30, 2014 and March 31, 2013, we generated $3.5 million and $2.7 million in net sales from our U.K.-based sites, or 1% and 2% of total net sales, respectively. In addition, customers in foreign countries have the ability to make purchases on our North America-based sites and have had their orders fulfilled through a third-party service provider. These purchases are included in our North American net sales. Purchases made on our U.K.-based sites are included in U.K. net sales. We are gradually increasing our level of investment in international expansion and plan to continue to invest in and develop international markets, balanced with a continued focus on building the core North American business, which includes Canada.
A summary of activity for the three months ended March 30, 2014, compared to the three months ended March 31, 2013, is as follows:

•
For the three months ended March 30, 2014 and March 31, 2013, we reported $237.9 million and $127.0 million in net sales, respectively, representing growth of 87% from the three months ended March 31, 2013.

•
As of March 30, 2014, we had 3.7 million active customers, or customers who had purchased at least once in the last year, an increase of 93% from the 1.9 million active customers we had as of March 31, 2013.

•
For the three months ended March 30, 2014 and March 31, 2013, there were total orders placed of 5.5 million and 2.9 million, respectively, representing an increase in total orders of 2.6 million or 91% from the three months ended March 31, 2013. Of the total North American orders placed during the three months ended March 30, 2014, 83% were placed by customers who had previously purchased from us in the last year.
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

Net Sales

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change

	(dollars in thousands)
Net sales:
North America	$234,360	$124,324	$110,036	88.5%
U.K.	3,521	2,688	833	31.0%
Consolidated	$237,881	$127,012	$110,869	87.3%
The increase in North America net sales for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was primarily driven by an increase of 1.7 million active customers, or a 94.9% increase, and an increase in total orders placed of 2.6 million, or a 93% increase, offset by a 2.9% decrease in revenue per active customer.
The increase in U.K. net sales for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was primarily driven by an overall increase of 0.1 million active customers.
Cost of Sales

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change

	(dollars in thousands)
Cost of sales	$174,147	$90,400	$83,747	92.6%
Percentage of net sales	73%	71%
Of the increase in cost of sales, $60.0 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $24.0 million as a result of the increase in products sold during the period.

The increase in cost of sales as a percentage of net sales during the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 was driven primarily from increased volume and timing of order activity. A higher than expected order volume increased our order-to-ship times from an average of 11.3 days in the first quarter of 2013 to 13.2 days in the first quarter of 2014 and required incremental labor at our fulfillment centers resulting in increased shipping and fulfillment costs. In addition, the timing of the increased orders within the quarter resulted in an increase in deferred revenue for the period. We expect the incremental deferred revenue will be recognized as net sales in the second quarter of 2014.
Marketing expenses

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$23,085	$15,439	$7,646	49.5%
Percentage of net sales	10%	12%
The increase in marketing expenses for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was primarily due to increased spending on paid online marketing channels, including display advertising, key word search campaigns, search engine optimization and social media. As a result of the increased spend, we grew our active customer base by 1.8 million or 93% as of March 30, 2014, as compared to March 31, 2013.
Selling, general and administrative expenses

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$43,600	$22,786	$20,814	91.3%
Percentage of net sales	18%	18%
Of the increase in selling, general and administrative expenses of $20.8 million for the three months ended March 30, 2014 compared to the three months ended March 31, 2013, $11.7 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. To a lesser extent, this increase was attributable to a $1.9 million increase in our professional services costs as a result of business growth and a related increase in business complexity due to being a public company, a $2.9 million increase in our rent, depreciation and other facilities expense as a result of our business and headcount growth, and a $3.0 million increase in our merchant processing fees driven by sales volume increase, which increase in total dollars as sales increase.

Interest Income (Expense), Net

Interest income (expense), net is primarily derived from interest income related to the investment of our cash and cash equivalents and short-term investments. Interest income (expense), net for the three months ended March 30, 2014 and March 31, 2013, totaled $54,000 and $32,000, respectively.
Other Income (Expense), Net
Other income (expense), net consists of income earned from our corporate purchasing card and foreign currency gains (losses). Other income (expense), net for the three months ended March 30, 2014 and March 31, 2013 totaled $(53,000) and $(14,000), respectively.
Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered past operating results, our limited operating history and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. For all periods presented, we recorded a valuation allowance based on the amount of tax assets and loss carry-forwards that we believe are more likely than not to go unused.

KEY FINANCIAL AND OPERATING MEASURES
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended
	March 30, 2014	March 31, 2013	Change	% Change

	(in thousands, except revenue per active customer and average order value)
Adjusted EBITDA	$2,626	$452	$2,174	481.0%
Free cash flow	$1,645	$604	$1,041	172.4%
Non-GAAP diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	100%
Active customers	3,684	1,906	1,778	93%
Revenue per active customer	$65	$67	$(2)	(3.0)%
Total orders placed	5,490	2,881	2,609	90.6%
Average order value	$55.34	$53.05	$2.29	4.3%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table above Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings (loss) before interest and other income and expense, taxes, depreciation, amortization and stock-based compensation expense. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of stock-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Net loss	$(2,950)	$(1,595)
Excluding:
Interest (income) expense—net	54	(32)
Other (income) expense—net	(53)	14
Taxes	—	—
Depreciation and amortization	2,401	1,167
Stock-based compensation expense	3,174	898
Adjusted EBITDA	$2,626	$452
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed in the table above free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in capital expenditures. We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.
We have included free cash flow in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors. We believe free cash flow is an important indicator of our business performance because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three Months Ended
	March 30, 2014	March 31, 2013

	(in thousands)
Net cash provided by operating activities	$17,406	$3,509
Capital expenditures	(15,761)	(2,905)
Free cash flow	$1,645	$604
Net cash used in investing activities	$(50,757)	$(2,824)
Net cash (used in) provided by financing activities	$(319)	$45
Non-GAAP diluted net loss per share
To provide investors with additional information regarding our financial results, we have also disclosed in the table below, a non-GAAP diluted net loss per share financial measure which assumes the conversion of all outstanding shares of preferred stock at the beginning of the reporting period for periods prior to our IPO in November 2013. Our non-GAAP diluted net loss per share also assumes all vesting of restricted stock occurred at the beginning of the applicable reporting periods. Assuming the conversion of preferred stock and the vesting of restricted stock at the beginning of the applicable reporting periods, the result is the use of GAAP net loss as the numerator and the denominator representing the weighted-average shares outstanding on an if-converted basis in the calculation of non-GAAP diluted net loss per share for each period presented.
We have included non-GAAP diluted net loss per share in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors. We believe non-GAAP diluted net loss per share is an important indicator of our business performance as this measure facilitates comparisons on a period-to-period basis, which provides useful information to our management, board of directors and investors in understanding our past financial performance and future results. Accordingly, we believe that non-GAAP net loss per share provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
A reconciliation of non-GAAP net loss attributable to common stockholders to GAAP net loss attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP dilutive shares to GAAP dilutive shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP dilutive net loss per share, is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013

	(in thousands except share and per share amounts)
GAAP net loss attributable to common stockholders	$(2,950)	$(4,126)
Add: Accretion of convertible redeemable preferred stock	—	2,531
Non-GAAP net loss attributable to common stockholders	$(2,950)	$(1,595)

GAAP weighted average shares used to compute diluted net loss per Class A and Class B common share	123,878,592	46,422,029
Add: Convertible preferred stock	—	60,621,233
Add: Unvested restricted stock	51,711	8,154,884
Non-GAAP weighted average shares used to compute diluted net loss per Class A and Class B common share	123,930,303	115,198,146
Non-GAAP diluted net loss per share attributable to Class A and Class B common stockholders	$(0.02)	$(0.01)

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
LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing cash and cash equivalents, together with cash generated from operations and the revolving credit facility entered into during January 2014, will provide sufficient liquidity to meet our operational needs for the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Quarterly Report on Form 10-Q captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

At March 30, 2014, our cash and cash equivalents balance was $256.4 million, with an additional $53.0 million held in short-term investments. Cash and cash equivalents primarily consist of cash deposits and money market funds. Cash held internationally as of March 30, 2014 was not material.

Prior to our IPO, we financed our operations and capital expenditures through private sales of preferred stock and cash flows from our operations. On November 20, 2013, we closed our IPO, in which 13,225,000 shares of common stock were sold to the public (including 7,334,125 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $22.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total net proceeds from the offering to us were $147.5 million after deducting the underwriting discount with respect to the shares offered by us of approximately $10.5 million and offering expenses totaling $3.3 million.

Cash flow information is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013

	(in thousands)
Cash provided by (used in):
Operating activities	$17,406	$3,509
Investing activities	(50,757)	(2,824)
Financing activities	(319)	45
Operating Activities
Our cash flow provided by operating activities is significantly impacted by volume of customer orders from an increased active customer base as compared to prior periods. The impact of the increase in active customers and higher volume of orders resulted in net sales growth of 87% in the three months ended March 30, 2014 as compared to the three months ended March 31, 2013. The increased order volumes drive increased inventory purchases, increased fulfillment activities and a greater investment in infrastructure including human capital. The below noted timing differences are a result of the significant increase in order volumes and net sales experienced in the three months ended March 30, 2014 as compared to the three months ended March 31, 2013.
The increase in deferred revenue was primarily due to an increase in customer orders during the period which had not been delivered as of the end of the period. The changes in inventory were primarily due to changes in the number of items sold, which were either in the fulfillment centers awaiting shipment to customers or in-transit to customers. The increase in accounts payable and accrued expenses was primarily due to the growth in the business during the period, which primarily relate to amounts owed to vendors for products sold on our sites, transportation expenses for products being shipped into and out of our fulfillment centers and member and customer acquisition marketing expenses.

Net cash provided by operating activities was $17.4 million for the three months ended March 30, 2014, as a result of net loss of $3.0 million, adding back non-cash charges of $5.7 million and changes in our operating assets and liabilities that provided $14.7 million in positive cash flow. Non-cash charges primarily consisted of stock-based compensation expense of $3.2 million and depreciation and amortization of $2.4 million. The net changes in our operating assets and liabilities was a result of increased deferred revenue of $29.8 million, accrued expenses and other liabilities of $5.4 million offset by increases in inventories of $13.4 million, accounts receivable of $5.0 million and prepaid expenses and other assets of $2.1 million. The increases in accounts receivable, inventory, deferred revenue and accrued expenses and other liabilities were primarily due to growth in events, orders and net sales during the period along with an increase to our deferred rent liability. In addition, a higher than expected order volume increased our order-to-ship times from an average of 11.3 days in the first quarter of 2013 to 13.2 days in the first quarter of 2014 and required incremental labor at our fulfillment centers resulting in increased shipping and fulfillment costs. In addition, the timing of the increased orders within the quarter resulted in an increase in deferred revenue for the period. We expect the incremental deferred revenue will be recognized as net sales in the second quarter of 2014.
Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2013, as a result of a net loss of $1.6 million, adding back non-cash charges of $2.1 million and changes in our operating assets and liabilities that provided $3.0 million in positive cash flow. Non-cash charges primarily consisted of stock-based compensation expense of $0.9 million and depreciation and amortization of $1.2 million. The net changes in our operating assets and liabilities was a result of increased accounts payable of $0.3 million, and deferred revenue of $6.6 million, partially offset by a $2.4 million increase in inventories, $0.6 million increase in prepaid expenses and other assets, and a $0.8 million increase in accounts receivable. The increase in inventory, deferred revenue, pre-paid expenses and other assets and accounts payable was primarily due to the growth in the business during the period. The increase in accounts receivable represented funds collected from our credit card processor, which were in-transit to us.
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
Net cash used in investing activities was $50.8 million in the three months ended March 30, 2014. This was primarily attributable to purchases of short-term investments related to excess cash of $60.0 million and $15.8 million in capital expenditures offset by $25 million in proceeds from the sale of available-for-sale securities. The capital expenditures related to additional equipment for our fulfillment centers, leasehold improvements at our new corporate office space in Seattle, as well as software purchases and internally developed software.
Net cash used in investing activities was $2.8 million in the three months ended March 31, 2013. This was primarily attributable to capital expenditures, which related to equipment for our fulfillment centers, software purchases, internally developed software and hardware purchases for employees and general operations.

Capital expenditures are expected to range between $45.0 million and $55.0 million in fiscal 2014, primarily for our fulfillment centers to support our growth as we continue to scale as well as continued investment in technology.
Financing Activities
Net cash used in financing activities was $0.3 million in the three months ended March 30, 2014. This was primarily attributable to debt and stock issuance costs of $0.5 million offset by the receipt of $0.2 million in proceeds from the exercise of stock options.
During the three months ended March 31, 2013, there was minimal cash provided by financing activities.
Credit Facility

On January 23, 2014, we entered into a $50 million revolving credit facility pursuant to a Credit Agreement with certain lenders. Borrowings under the Credit Agreement will mature on January 23, 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million.

Borrowings under the Credit Agreement bear interest, at our option, in an amount equal to (i) in the case of base rate loans, 1.50% plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the prime rate, and (c) the eurodollar rate plus two percent (2.00%), or (ii) in the case of eurodollar loans, for any interest period, LIBOR plus 2.50%. An undrawn commitment fee shall be payable to the lenders in an amount equal to 0.175% times the actual daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations, calculated on a quarterly basis in arrears.

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

As of the filing date of this Quarterly Report on Form 10-Q, no amounts have been drawn down under the revolving credit facility.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements in the three months ended March 30, 2014, except for operating leases as discussed below.
Contractual Obligations
Our contractual obligations consist of non-cancelable operating leases for equipment, office facilities, fulfillment centers and corporate headquarters. There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 other than the following:

On January 24, 2014, we entered into a lease agreement for a new Nevada fulfillment center. The 12-year lease is for approximately 48 acres of land, including a fulfillment center containing approximately 707,010 square feet of ground floor, to be constructed by the landlord. The property is located in McCarran, Nevada. We expect to begin operating the new Nevada fulfillment center in the third quarter of 2014.

The initial term of this lease is estimated to commence on the earlier of completion of the fulfillment center or the date we commence business operations from the leased property. We will be obligated to pay approximately $1.3 million in annual base rent in the first year, which shall increase by 1.75% each year. We will also be obligated to pay operating expenses, including property management fees. Additionally, a letter of credit in the amount of $3.0 million was delivered during the first quarter of 2014.

Pursuant to this lease, if we provide at least six (6) months' notice prior to the expiration of the then-current term, we have the option to extend this lease for three (3) additional five-year terms, with certain increases in base rent.

Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
For a summary of all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. In our Annual Report on Form 10-K, we provide additional analysis of our significant accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the period ended March 30, 2014, we implemented steps to address a previously identified material weakness related to the lack of sufficient technical accounting skills within our accounting and finance organization. Based on the steps implemented, which included increasing the size, depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls, we concluded that we have remediated the previously identified material weakness as of March 30, 2014.

Except for the items described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See Item 1 of Part I, "Financial Statements - Note 4 - Contingencies - Legal Proceedings."

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. Before making an investment decision, you should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our Class A common stock could decline and you may lose all or part of your investment.
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
Our future success will depend in large part upon our ability to, among other things:

•	acquire new customers who purchase products from us at the same rate and of the same type as existing customers;

•	retain our existing customers and have them continue to purchase products from us at rates and methods consistent with their prior purchasing behavior;

•	encourage customers to expand the categories of products they purchase from us;

•	attract new vendors and retain our existing vendors to supply quality products that we can offer to our customers at attractive prices;

•	increase the awareness of our brand;

•	provide our customers and vendors with a superior experience;

•	fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time;

•	respond to changes in consumer access to and use of the Internet and mobile devices;

•	react to challenges from existing and new competitors;

•	expand our business in new and existing markets, both domestic and international;

•	avoid interruptions or disruptions in our business;

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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have rapidly increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 329 as of January 1, 2012 to 1,380 as of March 30, 2014, and we expect to add a significant number of employees during the remainder of 2014. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees, while maintaining our corporate culture. In particular, we intend to continue to make substantial investments to expand our merchandising and technology personnel. We face significant competition for personnel, particularly in the Seattle area where our headquarters is located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. The risks associated with a rapidly growing workforce will be particularly acute internationally. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.
Additionally, the growth and expansion of our business and our product offerings place significant demands on our management. In particular, our mid-level management has not kept pace with the growth in our overall headcount, which we will need to devote significant resources to address. We produce new versions of our sites and emails and mobile alerts to our customers on a daily basis, which generally requires new products, photos and text every day. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage multiple relationships with various vendors, customers and other third parties. If we fail to manage these third-party relationships or any business developments effectively, our business, financial condition and operating results may be materially and adversely affected. Further growth of our operations, our vendor base, our fulfillment centers, information technology systems or our internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially and adversely affected.
We have incurred significant operating losses in the past, and we may not be able to generate sufficient net sales to achieve or maintain profitability. Our recent net sales growth may not be sustainable, and a failure to maintain an adequate growth rate will materially and adversely affect our business, financial condition and operating results.
While we achieved profitability on an annual basis for the first time for the fiscal year ended December 29, 2013, we incurred net losses of $10.3 million and $11.3 million in the fiscal year ended December 30, 2012 and the fiscal year ended January 1, 2012, respectively, and had an accumulated deficit of $48.1 million as of March 30, 2014. In addition, in the three months ended March 30, 2014, we had a net loss of $3.0 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees and managers, incur the costs of being a public company and develop our technology platform and fulfillment infrastructure. These efforts may prove more expensive than we currently anticipate. Although our net sales have grown rapidly, increasing from $127.0 million in the three months ended March 31, 2013 to $237.9 million in the three months ended March 30, 2014, we may not be able to sustain this rate of net sales growth or to increase our net sales sufficiently to offset higher expenses. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or improve our gross margins could prevent us from maintaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and operating results may be materially and adversely affected.
We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
We may base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing and type of the orders we receive, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in the United States, Canada and the United Kingdom, and we anticipate that it will be increasingly affected by conditions in other international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our Class A common stock to decline substantially.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We expect competition in e-commerce generally, and with companies employing a flash sales model in particular, to continue to increase because there are no significant barriers to entry. We currently compete with and expect to increasingly compete with e-commerce businesses, such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers, such as Target Corporation, Toys“R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc., particularly as some of these companies adopt flash sales business practices. A substantial number of flash sales sites have similar business models in related and unrelated market segments, including Fab, Inc., Gilt Groupe Holdings, Inc., HauteLook (which is owned by Nordstrom, Inc.), MyHabit (which is operated by Amazon.com), One Kings Lane, Inc., Groupon, Inc., Wayfair LLC and RueLaLa.com (which is operated by Retail Convergence.com LP). We also compete with the traditional offline retail industry, including discount and mass merchandisers, such as Target, Toys“R”Us and Walmart, as well as boutique sellers of children’s apparel, women’s apparel, and other product categories, such as toys, infant gear, kitchen accessories and home décor.

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
We conduct national U.S. television branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers.
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
Our financial performance depends on our ability to identify, originate and define retail product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of moms and other consumers whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by retail product trends, perceived product value and seasonal variations.
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

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our customers, could damage our reputation and brand and substantially harm our business and operating results.

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

If we do not successfully optimize and operate our fulfillment centers, our business, financial condition and operating results could be harmed.

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

We may not successfully expand our fulfillment center capacity in a timely and cost-effective manner to address future growth, which could delay our shipping times and our business, reputation and operating results could be harmed.

Our current fulfillment center network has the capability to handle limited growth with the current mix of product offerings before additional capacity will be required. We need to add additional fulfillment center capacity by late 2014. We have entered into a lease for a new fulfillment center in McCarran, Nevada, which we expect to begin operating in the third quarter of 2014. The expansion of our fulfillment center capacity will put pressure on our managerial, financial, operational, technology and other resources. We cannot assure you that the new fulfillment center will be timely constructed, that we will effectively transition to the new facility, that our customized inventory and package handling software systems meet our business needs, or that will be able to execute on our expansion plans, or recruit qualified managerial and operational personnel necessary to support our expansion plans. If we are unable to expand our fulfillment operations and increase fulfillment center capacity or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our failure to adequately and effectively staff our fulfillment centers, through third-parties or with our own employees, or to integrate employees as we are transitioning from our third-party staffing organizations, could adversely affect our shipping times, business and results of operations.

We depend primarily on a third party to provide staffing for our U.S. fulfillment centers. As of March 30, 2014, there were over 1,000 third party associates in each of our two U.S. fulfillment centers. By using a third-party staffing organization, we face additional risks that are outside of our control, such as employment claims, issues arising from failure to comply with labor or other laws, union organizing activities and any deterioration in the finance and operations of such organization. If our third-party staffing organization is unable to adequately staff our fulfillment centers or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. Outside of the United States, we depend on a third party to provide fulfillment services, and we face similar risks with that third party.

Beginning in the second quarter of 2014, we anticipate staffing our U.S. fulfillment centers, in part, with our employees, many of whom we will hire from our third-party staffing organization. If we do not effectively integrate these employees into our U.S. fulfillment centers or transition staffing from the third-party staffing organization, or if the cost of such employees is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. In addition, we will face potential risks that were previously addressed by our third-party staffing organization, such as employment claims, issues arising from failure to comply with labor or other laws or union organizing activities. Any such issues may result in delays in shipping times and our reputation, business and results of operations may be harmed.

We generally do not hold inventory until products have been ordered by customers, which results in slower delivery time than other e-commerce retailers.

We generally do not order inventory from our vendors to be held in our fulfillment centers until after the products have been ordered by our customers. As a result, the time from when an order is placed on our sites to when the product is delivered to our customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. Our average order-to-ship time from our fulfillment centers in the first quarter of 2014 was 13.2 days. Our relatively slower delivery times may place us at a competitive disadvantage to other e-commerce retailers. If we are required to decrease our delivery times to address this competition or to meet customer demands, we may be required to incur additional shipping costs, which we may or may not be able to pass on to our customers, or to change our operations to carry additional inventory and face additional inventory risk, either of which could adversely affect our business, financial condition and operating results.
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
We believe our results are impacted by a pattern of increased sales during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter which has resulted in increased sales during a portion of the third quarter and the fourth quarter each fiscal year, which then results in lower sequential growth in the first quarter. For example, net sales in the first quarter of 2014 decreased when compared with net sales in the fourth quarter of 2013. We also believe that we have experienced slower growth in orders placed during the late spring and early summer months. Shifts in product mix, when combined with seasonality, could further affect our overall operating results or growth rates. Our historical growth rates and limited operating history make it difficult to discern the impact of any seasonality in our business. To the extent the growth of our business slows, or our product mix changes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter-to-quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could result in volatility or adversely affect the market price of our Class A common stock.
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
In addition, the variety in size and sophistication of our vendors presents different challenges to our infrastructure and operations. Our emerging brands and smaller boutique vendors may be less experienced in manufacturing and shipping, which in the past has led to inconsistencies in quality, delays in the delivery of merchandise or additional fulfillment cost. Our larger national brands may impose additional requirements on us or offer less favorable terms than our smaller vendors related to margins and inventory ownership and risk. If we are unable to maintain and effectively manage our relationships with our emerging brands and smaller boutique vendors or our larger national brands, our business, financial condition and operating results could be materially and adversely affected.
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
Our business relies heavily on email and mobile "push" notifications, and any restrictions on the sending of emails or mobile alerts or an inability to timely deliver such communications could adversely affect our net sales and business.
Our business is highly dependent upon email and mobile "push" notifications for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails and mobile alerts are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or mobile alerts to our subscribers, or if subscribers decline to open our emails or mobile alerts, our net sales and profitability would be adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service introduced features that organize incoming emails into categories (for example, primary, social, promotions and updates). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or mobile alerts could also materially and adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or mobile alerts to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially and adversely impact our business. Our use of email and mobile alerts to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or mobile alerts. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and operating results.
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
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies”, "web beacons", and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, web beacons, or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies, web beacons, and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies, web beacons, and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and operating results.
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
We currently utilize a single third-party data center hosting facility located in the United States. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our sites are processed through, servers in this facility. As we transition to additional servers, failure to effectively transfer our data could result in interruptions in the availability or functionality of our sites. We also rely on third-party email service providers, bandwidth providers, Internet service providers and mobile networks to deliver our email and mobile “push” communications to subscribers and to allow subscribers to access our sites. Any damage to, or failure of, the systems of our third-party data center or our other third-party providers could result in interruptions to the availability or functionality of our sites. If for any reason our arrangements with our data center or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our data center or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our sites.
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
Growth and expansion of our international operations will require management attention and resources, involves additional risks, and may be unsuccessful, which could harm our future business development and existing domestic operations.
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
We believe our success has depended, and continues to depend, on the efforts and talents of Darrell Cavens, one of our founders and our president and chief executive officer, Mark Vadon, one of our founders and chairman of the board of directors, and other members of our management team. Our success also depends on our highly skilled team of employees, including our merchandising and technology personnel. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers and merchandising and technology personnel. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, we may not be able to find highly skilled personnel in international markets similar to such personnel on which the success of our U.S. operations depends. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially and adversely affected.
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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our IPO in November 2013, at a price of $22.00 per share, through May 8, 2014, our Class A common stock's daily closing price on the NASDAQ Global Select Market has ranged from a low of $32.28 to a high of $72.75. On May 8, 2014, the closing price of our Class A common stock was $33.00.
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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	the expiration of contractual lock-up agreements;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other factors described in this section of our Quarterly Report on Form 10-Q captioned, “Risk Factors.”
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
We have a small public float relative to the total number of shares of Class A and Class B common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws and lock-up agreements. We anticipate that some of these shares will be sold into the public market as these restrictions expire. In particular, as of March 30, 2014, approximately 110,915,025 shares of Class A common stock issuable upon conversion of outstanding Class B common stock will become eligible for sale into the public market, subject to compliance with applicable securities laws, upon expiration of the underwriter lock-

up agreements expiring in mid-May 2014. Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.
In addition, as of March 30, 2014, there were 562,774 shares of Class A common stock and 12,912,746 shares of Class B common stock subject to outstanding options. All of the shares of Class A common stock issuable upon exercise of options (or upon conversion of Class B common stock issued upon exercise of options) have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above and compliance with applicable securities laws.
As of May 5, 2014, holders of approximately 73.5 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for zulily or other stockholders.
The dual class structure of our common stock and the existing ownership of capital stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, holders of Class B common stock collectively own shares representing approximately 98.8% of the voting power of our outstanding capital stock as of March 30, 2014. Our executive officers and directors, collectively beneficially owned shares representing approximately 73.8% of the voting power of our outstanding capital stock as of March 30, 2014. Consequently, the holders of Class B common stock collectively will continue to be able to control a majority of the voting power even if their stock holdings represent as few as approximately 9.1% of the outstanding number of shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” upon the earliest of (1) the last day of fiscal year 2018, (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. As a newly public company, we are continuing to develop and refine our internal controls and procedures and may need to undertake various actions, including hiring accounting or internal audit staff. We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
We and our independent registered public accounting firm previously identified a material weakness in our internal control over financial reporting, subsequent to the issuance of our consolidated financial statements for the fiscal years ended December 30, 2012, and January 1, 2012. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the lack of sufficient technical accounting skills within our accounting and finance organization. During the three months ended March 30, 2014, we implemented steps to address the previously identified material weakness. Based on the steps implemented, which included increasing the size, depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls, we concluded that we have remediated the previously identified material weakness.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the Signatures page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

zulily, inc.
(Registrant)

Date: May 9, 2014	By:	/s/ Marc Stolzman
Marc Stolzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of zulily, inc.	8-K	001-36188	3.1	11/21/2013
3.2		Amended and Restated Bylaws of zulily, inc.	S-1	333-191617	3.4	10/8/2013
4.1		Form of Class B Common Stock Certificate	10-K	001-36188	4.1	2/28/2014
4.2		Third Amended and Restated Investor Rights Agreement, dated November 5, 2012	S-1	333-191617	4.1	10/8/2013
4.3		Amendment No. 1 to Third Amended and Restated Investor Rights Agreement, dated October 17, 2013	S-1/A	333-191617	4.2	10/25/2013
10.1		2014 Executive Incentive Program	8-K	001-36188	10.2	2/27/2014
10.2		Lease Agreement (USA Parkway Distribution Center/McCarran, NV) dated as of January 24, 2014, by and between US Real Estate Limited Partnership and zulily, inc.	8-K	001-36188	10.1	1/29/2014
10.3		Amendment No. 2 of Office Lease Agreement by and between zulily, inc. and SRI-WR Elliott Avenue LLC dated March 10, 2014.					X
10.4		Credit Agreement, dated as of January 23, 2014, among zulily, inc., the Lenders party thereto, Citibank, N.A., as Administrative Agent, Lead Arranger, Sole Book Runner, Collateral Agent and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent	8-K	001-36188	10.2	1/29/2014
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.					X
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema Document					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	**	XBRL Taxonomy Extension Definitiion Linkbase Document					X

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.
**     In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.