Form 10-Q
period 2014-06-29
zulily, inc.
filed 2014-08-07
CIK 1478484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014

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

As of August 6, 2014, there were 34,748,864 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 90,137,798 shares of the registrant's Class B Common Stock, par value $0.0001 per share, issued and outstanding.

ZULILY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZULILY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 29, 2014	December 29, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,557	$290,089
Short-term investments	53,030	18,014
Accounts receivable	8,941	5,176
Inventories	18,652	12,979
Prepaid expenses and other current assets	5,942	4,192
Total current assets	344,122	330,450
PROPERTY AND EQUIPMENT — Net	58,217	24,613
OTHER NON-CURRENT ASSETS	990	1,024
Total assets	$403,329	$356,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,215	$55,607
Accrued expenses	29,989	30,773
Deferred revenue	47,659	23,250
Total current liabilities	136,863	109,630
NON-CURRENT LIABILITIES	11,087	4,254
Total liabilities	147,950	113,884
COMMITMENTS AND CONTINGENCIES (Note 3 and Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value—2,000,000 shares authorized as of June 29, 2014 and December 29, 2013; zero issued and outstanding as of June 29, 2014 and December 29, 2013	—	—
Class A common stock, $0.0001 par value—500,000,000 authorized as of June 29, 2014 and December 29, 2013; 34,647,803 and 13,225,000 shares issued and outstanding as of June 29, 2014 and December 29, 2013, respectively	3	1
Class B common stock, $0.0001 par value—275,000,000 shares authorized as of June 29, 2014 and December 29, 2013; 90,191,543 and 110,159,235 shares issued and outstanding as of June 29, 2014 and December 29, 2013, respectively; including 7,163 and 82,682 shares subject to repurchase as of June 29, 2014 and December 29, 2013, respectively	9	11
Additional paid-in capital	295,760	287,385
Accumulated other comprehensive loss	(63)	(58)
Accumulated deficit	(40,330)	(45,136)
Total stockholders’ equity	255,379	242,203
Total liabilities and stockholders' equity	$403,329	$356,087

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

NET SALES	$285,013	$145,009	$522,894	$272,021
COST OF SALES	204,057	101,106	378,203	191,506
GROSS PROFIT	80,956	43,903	144,691	80,515
OPERATING EXPENSES:
Marketing	24,282	12,617	47,367	28,056
Selling, general, and administrative	48,999	27,283	92,599	50,069
TOTAL OPERATING EXPENSES	73,281	39,900	139,966	78,125
INCOME FROM OPERATIONS	7,675	4,003	4,725	2,390
INTEREST INCOME (EXPENSE)—Net	92	32	145	64
OTHER INCOME (EXPENSE)—Net	(11)	(34)	(64)	(48)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	7,756	4,001	4,806	2,406
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME	$7,756	$4,001	$4,806	$2,406
Net income (loss) attributable to Class A and Class B common stockholders	$7,756	$—	$4,806	$(2,656)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.06	$—	$0.04	$(0.06)
Diluted	$0.06	$—	$0.04	$(0.06)
Weighted average shares outstanding used to compute net income (loss) attributable to Class A and Class B common stockholders:
Basic	124,423,877	49,891,357	124,177,090	48,156,694
Diluted	133,066,635	49,891,357	133,101,806	48,156,694

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

NET INCOME	$7,756	$4,001	$4,806	$2,406
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on available-for-sale securities	20	3	32	(1)
Foreign currency translation adjustment	(17)	6	(37)	25
OTHER COMPREHENSIVE INCOME (LOSS), NET	3	9	(5)	24
TOTAL COMPREHENSIVE INCOME	$7,759	$4,010	$4,801	$2,430

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,806	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,518	2,479
Stock-based compensation	6,831	2,600
Loss on disposal of assets	121	18
Changes in operating assets and liabilities:
Accounts receivable	(3,757)	(1,132)
Inventories	(5,649)	(2,512)
Prepaid expenses and other assets	(1,517)	(1,254)
Accounts payable	2,497	(5,051)
Accrued expenses and other liabilities	6,031	2,946
Deferred revenue	24,390	3,503
Net cash provided by operating activities	39,271	4,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,537)	(8,243)
Purchases of short-term and other investments	(59,996)	(18,000)
Proceeds from maturity and sale of short-term and other investments	25,000	8,000
Purchases of restricted cash	—	(3,600)
Proceeds from maturity of restricted cash	—	3,681
Net cash used in investing activities	(72,533)	(18,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,526	158
Payments of deferred offering costs	(385)	—
Debt issuance costs	(409)	—
Net cash provided by financing activities	732	158
Effect of exchange rate changes on cash and cash equivalents	(2)	18
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,532)	(13,983)
CASH AND CASH EQUIVALENTS—Beginning of period	290,089	96,998
CASH AND CASH EQUIVALENTS—End of period	$257,557	$83,015
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for capital purchases	$1,851	$255
Stock-based compensation capitalized	16	7
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred Debt Issuance Costs	3	—
Vesting of early exercised shares	4	4
Deferred initial public offering cost accruals	—	361
Accretion of redeemable convertible preferred stock	—	5,062

See notes to condensed consolidated financial statements

ZULILY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated balance sheet data as of December 29, 2013 was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited condensed consolidated financial information. The financial information as of December 29, 2013 is derived from the Company's audited consolidated financial statements and notes included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the "2013 Form 10-K"), filed with the U.S. Securities and Exchange Commission on February 28, 2014. The financial information included in this Quarterly Report should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2013 Form 10-K. Accordingly, we have omitted certain footnotes and other disclosures that are disclosed in the 2013 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014, or for any other period.
Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zulily UK Ltd. All intercompany transactions and balances are eliminated in consolidation.
Reclassifications—Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation. Specifically, merchandise deposits are included in prepaid expenses and other current assets as of June 29, 2014 and December 29, 2013. As of December 29, 2013, we reclassified $0.5 million related to merchandise deposits to prepaid expenses and other current assets.
Fiscal Year—In 2011, the Company adopted a retail calendar whereby the fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.
Accounting Estimates—The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Recent Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. For public entities, ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014 and it did not have a material impact on our consolidated financial statements or related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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
Credit Facility
In January 2014, the Company entered into a $50.0 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Any borrowings under the Credit Agreement mature in January 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million.

Borrowings under the Credit Agreement bear annual interest, at the Company's option, in an amount equal to (i) in the case of base rate loans, 1.50% plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the prime rate, and (c) the eurodollar rate plus two percent (2.00%), or (ii) in the case of eurodollar loans, for any interest period, LIBOR plus 2.50%. An undrawn commitment fee shall be payable to the lenders in an amount equal to 0.175% times the actual daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations, calculated on a quarterly basis in arrears.

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

During the three and six months ended June 29, 2014, the Company made no borrowings under the revolving credit facility.
NOTE 4. CONTINGENCIES
Legal Proceedings—In the ordinary course of business, the Company may be involved in various legal proceedings, lawsuits, disputes or claims related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial and consumer matters, product compliance and employment matters. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent, trademark, and copyright infringement. The outcome of any such claim or litigation is inherently uncertain. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. Although the Company cannot predict the outcome of any such claims or litigation, it does not believe there are currently any such claims or litigation that, if resolved unfavorably, would have a material impact on the Company's financial condition, results of operations or cash flows.
Sales Taxes—The Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it does not currently collect sales tax reaches the threshold for reasonably possible; however, the Company is unable to estimate the potential exposure.
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
Restricted Common Stock
As of June 29, 2014, all 52,812,500 Class B common shares under restricted stock purchase agreements entered into with the Company's founders have fully vested. No amount of compensation expense has been recognized in connection with these shares, as they were deemed to have nominal value at the date of issuance.

Stock-Based Compensation Expense
A summary of option activity under the Company's equity compensation plans during the six months ended June 29, 2014 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Total
	Underlying	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value

	(in thousands, except price, shares and years)
Outstanding at December 29, 2013	13,938,487	$7.40	8.56	$462,558
Granted	521,650	42.60
Exercised	(1,454,437)	1.05
Canceled	(4,147)	6.89
Forfeited	(266,111)	12.26
Outstanding at June 29, 2014	12,735,442	$9.47	8.30	$374,453
Vested and expected to vest at June 29, 2014	12,445,248	$9.30	8.38	$367,820
Exercisable at June 29, 2014	9,005,173	$7.37	8.36	$282,126
During the fiscal year ended January 1, 2012, the Company issued 1,439,627 Class B common shares for the exercise of stock options. Of this amount, 473,958 Class B common shares were early exercised and are subject to repurchase in accordance with the provision of the 2009 plan. The unvested portion of the early exercised shares as of June 29, 2014 and December 29, 2013, was 7,163 and 63,151, respectively. No repurchases of the early exercised Class B common shares have been made by the Company.
As of June 29, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $54.8 million and the weighted-average remaining vesting period was 4.99 years.
The Company also grants restricted stock unit ("RSU") awards to its employees and non-employee consultants under the provisions of its 2013 Equity Plan. The fair value of an RSU is generally based on the number of awards granted and the closing price of the Company's Class A common stock on the NASDAQ Global Select Market on the date of grant or measurement. An RSU award entitles the holder to receive shares of the Company's Class A common stock as the award vests, which is generally based on length of service. The Company's unvested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.

A summary of RSU activity under the Company's 2013 Equity Plan during the six months ended June 29, 2014 is presented below:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value

Outstanding at December 29, 2013	—	$—
Granted	101,773	36.41
Vested	(675)	34.36
Forfeited	(399)	33.00
Outstanding at June 29, 2014	100,699	$36.43
Vested and expected to vest at June 29, 2014	82,983	$36.42
As of June 29, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $3.0 million and the weighted-average remaining vesting period was 4.90 years.
The following table presents the effects of stock-based compensation on the condensed consolidated statements of operations during the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(in thousands)
Cost of sales	$51	$13	$73	$27
Marketing expenses	145	68	308	132
Selling, general and administrative expenses	3,461	1,621	6,450	2,441
Total stock-based compensation expense	$3,657	$1,702	$6,831	$2,600

NOTE 6. NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is presented using the two-class method required for participating securities. Concurrent with the closing of the IPO in November 2013, all shares of outstanding preferred stock automatically converted into 60,621,233 shares of the Company's Class B common stock. Prior to the IPO, we considered all holders of preferred stock to be participating securities as they were entitled to receive non-cumulative dividends. Additionally, we consider holders of unvested restricted common stock to be participating securities because of their non-forfeitable rights to dividends, in the event dividends are declared and paid. During the current period, we did not consider the remaining unvested restricted common stock to be participating securities because there would be no change to the reported net income (loss) per share.
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
For the calculation of diluted net income (loss), net income attributable to Class A and Class B common stockholders for basic net income is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted earnings per share attributable to Class A and Class B common stockholders is computed by dividing the resulting net income (loss) attributable to Class A and Class B common stockholders by the weighted-average number of fully diluted Class A and Class B common shares outstanding.
For the three and six months ended June 29, 2014 and June 30, 2013, the computation of basic and diluted net income (loss) per share is presented on a combined basis for Class A and Class B common stock because the results are identical.
The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(in thousands, except share and per share amounts)
Numerator
Net income	$7,756	$4,001	$4,806	$2,406
Less: Accretion of convertible redeemable preferred stock	—	(2,531)	—	(5,062)
Less: Undistributed earnings attributable to participating securities	—	(1,470)	—	—
Net income (loss) attributable to Class A and Class B common stockholders	$7,756	$—	$4,806	$(2,656)
Denominator
Weighted average shares used to compute basic net income (loss) per Class A and Class B common share	124,423,877	49,891,357	124,177,090	48,156,694
Effect of potentially dilutive securities:
Stock options	8,586,514	—	8,864,658	—
Restricted stock unit awards	56,244	—	60,058	—
Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	133,066,635	49,891,357	133,101,806	48,156,694
Net income (loss) per share attributable to Class A and Class B common stockholders—basic	$0.06	$—	$0.04	$(0.06)
Net income (loss) per share attributable to Class A and Class B common stockholders—diluted	$0.06	$—	$0.04	$(0.06)

The following have been excluded from the computation of diluted net income (loss) per share attributable to Class A and Class B common stockholders as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Convertible preferred shares	—	60,621,233	—	60,621,233
Unvested restricted common shares	—	4,788,605	—	6,471,744
Stock options	466,008	13,705,378	67,835	13,705,378
Total	466,008	79,115,216	67,835	80,798,355

NOTE 7. SEGMENT INFORMATION
The Company has two reportable segments: North America and United Kingdom ("U.K.") The Company’s reportable segments have been identified based on how the Company’s chief operating decision maker manages the Company’s businesses, makes operating decisions, and evaluates operating performance. The Company’s chief operating decision maker is its chief executive officer. The Company evaluates the performance of its reportable segments based on net sales and income from operations. Income from operations represents net income before interest income (expense), net, other income (expense), net and provision for income taxes. Management does not evaluate the performance of its reportable segments using asset measures.
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

The Company accounts for intersegment sales in accordance with the underlying transfer pricing agreement between zulily, inc. and Zulily UK Ltd.

Information on reportable segments and reconciliation to consolidated net income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(in thousands)
North America
Net sales	$280,276	$141,842	$514,636	$266,166
Operating income	9,470	4,749	7,679	4,812
Intersegment expense	(1,908)	(759)	(3,065)	(2,468)
Total segment operating income	7,562	3,990	4,614	2,344
United Kingdom
Net sales	4,737	3,167	8,258	5,855
Intersegment sales	1,908	759	3,065	2,468
Total net sales	6,645	3,926	11,323	8,323
Segment operating income	$113	$13	$111	$46
Consolidated
Net sales
Total sales for reportable segments	$286,921	$145,768	$525,959	$274,489
Elimination of intersegment sales	(1,908)	(759)	(3,065)	(2,468)
Total consolidated net sales	$285,013	$145,009	$522,894	$272,021
Net income before provision for income taxes
Total operating income for reportable segments	$7,675	$4,003	$4,725	$2,390
Interest income (expense)—net	92	32	145	64
Other income (expense)—net	(11)	(34)	(64)	(48)
Net income before provision for income taxes	$7,756	$4,001	$4,806	$2,406

The Company’s assets are primarily located in the United States. We sell similar products and services in each of our segments, and revenue from external customers for each group of similar products and services are not reported to the Company’s chief operating decision maker.
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
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 29, 2014 and December 29, 2013:

	June 29, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,019	$18,019	$—	$—
Short-term investments:
Commercial paper	53,030	—	53,030	—
Total	$71,049	$18,019	$53,030	$—

	December 29, 2013
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,019	$18,019	$—	$—
Short-term investments:
Commercial paper	18,014	—	18,014	—
Total	$36,033	$18,019	$18,014	$—

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
We sell our products through a flash sales model, with offerings typically only available for 72 hours and in a limited quantity, creating an urgency to browse and purchase. We sell children’s apparel, women’s apparel and other categories such as toys, infant gear, kitchen accessories, home décor and during the second quarter of 2014 we began offering products in the men's apparel category. Historically, children’s apparel has been our largest merchandise category; however, we have expanded our categories over time such that all non-children’s apparel categories combined accounted for 67% of our North American units ordered in the three months ended June 29, 2014, up from 58% for the three months ended June 30, 2013. We focus on providing significant value to consumers across all of our categories; the average item on our sites is offered for approximately 50% off the manufacturer’s suggested retail price.
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
Mobile is a large and growing part of our business. We have invested heavily in our mobile platform to optimize our sites for use on iPhones, iPads and Android-based devices. In the quarter ended June 29, 2014, approximately 49% of our North American orders were placed from a mobile device, up from approximately 47% in the first quarter of 2014, and approximately 42% in the second quarter of 2013.
We have built a merchandising organization specifically designed to source, cultivate and manage relationships with thousands of vendors, including emerging brands and smaller boutique vendors as well as larger national brands. To date, we have featured and sold products from over 15,000 brands. To identify and support our vendors and effectively tell their stories to our customers, we have built a merchandising team and in-house photography studios, supported by a substantial and talented photo editing, copywriting and editorial team. By sourcing products from a large number of vendors and providing them with strong support, we are able to offer our customers a broad and unique selection of curated products that is refreshed on a daily basis.
We typically take customer orders before we purchase inventory from our vendors, which greatly reduces our inventory risk. The result of this dynamic is that we are able to offer a much larger range of products to our customers and to generate greater sales for our vendors, who are able to match a broader range of their product supply to actual customer demand. To best serve our customers and vendors, we have in place a custom, fully integrated fulfillment infrastructure. Our proprietary supply chain system enables us to efficiently handle the unique features of our flash sales model, including small to medium lot sizes and high inventory turnover. This allows us to sell lower price point products cost-effectively, without needing to pre-stock substantial inventory. Our business model together with our fulfillment infrastructure has enabled us to conduct successful events of all sizes, including smaller ones. In the three months ended June 29, 2014, 88% of our events each generated less than $50,000 of North American product sales, and these smaller events accounted for approximately 45% of our North American product sales.
As of June 29, 2014, we occupy 1.1 million square feet of leased fulfillment space at facilities in Nevada and Ohio. Our fulfillment operations regularly handle thousands of items a day from product styles that change each day and require different handling processes. Because we have deliberately established an intermediary model in which we do not typically pre-purchase substantial inventory, our shipping times are generally slower than e-commerce retailers that hold inventory. Our average order-to-ship time for sales of products in North America was 12.6 days in the second quarter of 2014. In the first quarter of 2014, our average order-to-ship time for sales of products in North America was 13.2 days due to higher order volume than we had originally targeted. We are continually investing in our systems and infrastructure to improve order-to-ship times for sales of products in North America.
To date, we have primarily focused on expanding our North American business, which includes Canada, while continuing to expand our international strategy. In April 2012, we launched our first international site, with a small team based in the United Kingdom. For the six months ended June 29, 2014 and June 30, 2013, we generated $8.3 million and $5.9 million in net sales, respectively, from our U.K. based sites, representing growth of 41%. In addition, customers in foreign countries have the ability to make purchases on our North America based sites and have had their orders fulfilled through a third-party service provider. During the three months ended June 29, 2014, our products were shipped to 72 countries. These purchases are included in our North American net sales. Purchases made on our U.K.-based sites are included in U.K. net sales.
We are gradually increasing our level of investment in international expansion and plan to continue to invest in and develop international markets.
A summary of activity for the three and six months ended June 29, 2014, compared to the three and six months ended June 30, 2013, is as follows:

•	For the three months ended June 29, 2014 and June 30, 2013, we reported $285.0 million and $145.0 million in net sales, respectively, representing growth of 97%.

•	For the six months ended June 29, 2014 and June 30, 2013, we reported $522.9 million and $272.0 million in net sales, respectively, representing growth of 92%.

•
As of June 29, 2014, we had 4.1 million active customers, or customers who had purchased at least once in the last year, an increase of 86% from the 2.2 million active customers we had as of June 30, 2013.

•
For the three and six months ended June 29, 2014, there were total orders placed of 5.4 million and 10.8 million, respectively, representing an increase in total orders of 2.5 million and 5.2 million, respectively, or 92% and 91%, respectively, from the three and six months ended June 30, 2013. For the 12 months ended June 29, 2014, 84% of our North American orders were placed by customers who had previously purchased from us.

Components of Our Results of Operations
Net Sales
Net sales consist primarily of sales of children’s apparel, women’s apparel and other product categories, such as toys, infant gear, men's apparel, kitchen accessories and home décor. We recognize product sales at the time title transfers to the customer, which is generally at delivery. Net sales represent the sales of these items plus shipping and handling charges to customers, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in our active customers, the frequency with which customers purchase and average order value. Net sales also include sales generated from the sale of services events, which are primarily electronic vouchers or access codes for our customers to redeem directly with the vendor. Net sales of services events have not been material to date.
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
Marketing Expenses
Marketing expenses consist primarily of targeted online marketing costs, such as display advertising, key word search campaigns, search engine optimization and social media, and offline marketing costs, such as print, radio and television advertising. Marketing expenses also include payroll and related benefit costs and stock-based compensation expense for our employees involved in marketing activities. Marketing expenses are primarily driven by investments to grow and retain our customer base. In the longer term, we expect marketing expenses to continue to increase in amount but decline as a percentage of net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll and related benefit costs and stock-based compensation expense for our employees involved in general corporate functions including customer service, merchandising, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation and rent. Selling, general and administrative expenses are primarily driven by increases in headcount required to support business growth. In the longer term, we expect selling, general and administrative expenses to continue to increase in amount but decline as a percentage of net sales.

Interest Income (Expense)—Net
Interest income (expense)—net consists primarily of interest earned on cash, cash equivalents and short-term investments held by us.
Other Income (Expense)—Net
Other income (expense)—net consists primarily of income earned from our corporate purchasing card and realized foreign currency gains (losses).

RESULTS OF OPERATIONS
We have organized our operations into two principal segments: North America and the U.K. We present our segment information along the same lines that our Chief Executive Officer, who is our chief operating decision maker, reviews our operating results in assessing performance and allocating resources.
Comparison of the Three Months Ended June 29, 2014 and June 30, 2013
Net Sales

	Three Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Net sales:
North America	$280,276	$141,842	$138,434	98%
U.K.	4,737	3,167	1,570	50%
Consolidated	$285,013	$145,009	$140,004	97%
The increase in North America net sales for the three months ended June 29, 2014 compared to the three months ended June 30, 2013 was primarily driven by an increase of 1.9 million active customers, or an 86% increase, an increase in total orders placed of 2.6 million, or a 92% increase, and a 6% increase in revenue per active customer. In addition, the timing of a higher than expected order volume during the three months ended March 30, 2014 resulted in increased deferred revenue for that period, with such deferred revenue being recognized as net sales during the three months ended June 29, 2014.
The increase in U.K. net sales for the three months ended June 29, 2014 compared to the three months ended June 30, 2013 was primarily driven by an overall increase in orders and active customers.
Cost of Sales

	Three Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Cost of sales	$204,057	$101,106	$102,951	102%
Percentage of net sales	72%	70%
Of the increase in cost of sales, $72.8 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $30.1 million as a result of the increase in products sold during the period as well as increased costs in our fulfillment centers to support order growth.
The increase in cost of sales as a percentage of net sales during the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 was driven primarily by increases in our shipping and fulfillment costs to support the continuing order volume growth. During the quarter we added incremental labor in our fulfillment centers to support higher unit volumes as well as launched process improvement initiatives to meet order volume growth and improve our order-to-ship times.
Marketing Expenses

	Three Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$24,282	$12,617	$11,665	92%
Percentage of net sales	9%	9%

The increase in marketing expenses for the three months ended June 29, 2014 compared to the three months ended June 30, 2013 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. As a result of the increased spend, we grew our active customer base by 1.9 million, or 86%, as of June 29, 2014, as compared to June 30, 2013.
Selling, General and Administrative Expenses

	Three Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$48,999	$27,283	$21,716	80%
Percentage of net sales	17%	19%
Of the increase in selling, general and administrative expenses of $21.7 million for the three months ended June 29, 2014 compared to the three months ended June 30, 2013, $11.8 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. To a lesser extent, this increase was attributable to a $1.8 million increase in our professional services costs as a result of business growth and a related increase in business complexity due to being a public company, a $3.5 million increase in our rent, depreciation and other facilities expense as a result of our business and headcount growth, and a $2.8 million increase in our merchant processing fees driven by sales volume increase, which increase in total dollars as sales increase.

Interest Income (Expense), Net

Interest income (expense), net is primarily derived from interest income related to the investment of our cash and cash equivalents and short-term investments. Interest income (expense), net for the three months ended June 29, 2014 and June 30, 2013, totaled $92,000 and $32,000, respectively.
Other Income (Expense), Net
Other income (expense), net consists of income earned from our corporate purchasing card and foreign realized currency gains (losses). Other income (expense), net for the three months ended June 29, 2014 and June 30, 2013 totaled $(11,000) and $(34,000), respectively.
Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered past operating results, our limited operating history and ongoing prudent and feasible tax planning strategies in assessing the need for a full valuation allowance against our deferred tax assets. For all periods presented, we recorded a full valuation allowance based on the amount of net tax assets and loss carry-forwards that we believe are more likely than not to go unused.

Comparison of the Six Months Ended June 29, 2014 and June 30, 2013
Net Sales

	Six Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Net sales:
North America	$514,636	$266,166	$248,470	93%
U.K.	8,258	5,855	2,403	41%
Consolidated	$522,894	$272,021	$250,873	92%
The increase in North America net sales for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was primarily driven by an increase of 1.9 million active customers, or an 86% increase, an increase in total orders placed of 5.2 million, or a 91% increase, and a 3% increase in revenue per active customer.
The increase in U.K. net sales for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was primarily driven by an overall increase in orders and active customers.
Cost of Sales

	Six Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Cost of sales	$378,203	$191,506	$186,697	97%
Percentage of net sales	72%	70%
Of the increase in cost of sales, $132.4 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $54.3 million as a result of the increase in products sold during the period as well as increased costs in our fulfillment centers to support order growth.
The increase in cost of sales as a percentage of net sales during the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 was driven primarily by increases in our shipping and fulfillment costs to support the continuing order volume growth. During the first quarter, a higher than expected order volume increased our order-to-ship times and required incremental labor at our fulfillment centers resulting in increased shipping and fulfillment costs. During the second quarter, we maintained this incremental labor in our fulfillment centers to support higher unit volumes as well as launched process improvement initiatives to meet order volume growth and improve our order-to-ship times.
Marketing Expenses

	Six Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$47,367	$28,056	$19,311	69%
Percentage of net sales	9%	10%
The increase in marketing expenses for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. As a result of the increased spend, we grew our active customer base by 1.9 million, or 86%, as of June 29, 2014, as compared to June 30, 2013.

Selling, General and Administrative Expenses

	Six Months Ended
	June 29, 2014	June 30, 2013	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$92,599	$50,069	$42,530	85%
Percentage of net sales	18%	18%
Of the increase in selling, general and administrative expenses of $42.5 million for the six months ended June 29, 2014 compared to the six months ended June 30, 2013, $23.4 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. To a lesser extent, this increase was attributable to a $3.7 million increase in our professional services costs as a result of business growth and a related increase in business complexity due to being a public company, a $6.4 million increase in our rent, depreciation and other facilities expense as a result of our business and headcount growth, and a $5.8 million increase in our merchant processing fees driven by sales volume increase, which increase in total dollars as sales increase.
Interest Income (Expense), Net

Interest income (expense), net is primarily derived from interest income related to the investment of our cash and cash equivalents and short-term investments. Interest income (expense), net for the six months ended June 29, 2014 and June 30, 2013, totaled $145,000 and $64,000, respectively.
Other Income (Expense), Net
Other income (expense), net consists of income earned from our corporate purchasing card and realized foreign currency gains (losses). Other income (expense), net for the six months ended June 29, 2014 and June 30, 2013 totaled $(64,000) and $(48,000) respectively.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered past operating results, our limited operating history and ongoing prudent and feasible tax planning strategies in assessing the need for a full valuation allowance against our deferred tax assets. For all periods presented, we recorded a full valuation allowance based on the amount of net tax assets and loss carry-forwards that we believe are more likely than not to go unused.

KEY FINANCIAL AND OPERATING MEASURES
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The key financial and operating metrics for the three and six months ended June 29, 2014 and June 30, 2013 are:

	Three Months Ended				Six Months Ended
	June 29, 2014	June 30, 2013	Change	% Change	June 29, 2014	June 30, 2013	Change	% Change

	(in thousands, except revenue per active customer, average order value and per share amounts)
Adjusted EBITDA	$14,449	$7,017	$7,432	106%	$17,074	$7,469	$9,605	129%
Free cash flow	$89	$(4,844)	$4,933	102%	$1,734	$(4,240)	$5,974	141%
Active customers	4,148	2,229	1,919	86%	4,148	2,229	1,919	86%
Revenue per active customer	$69	$65	$4	6%	$126	$122	$4	3%
Total orders placed	5,398	2,815	2,583	92%	10,888	5,696	5,192	91%
Average order value	$53.85	$53.42	$0.43	1%	$54.60	$53.23	$1.37	3%
Non-GAAP diluted net income (loss) per share	$0.09	$0.05	$0.04	100%	$0.09	$0.04	$0.05	125%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table below Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings before interest and other income and expense, taxes, depreciation, amortization and stock-based compensation expense. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of stock-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(in thousands)
Net income	$7,756	$4,001	$4,806	$2,406
Excluding:
Interest (income) expense—net	(92)	(32)	(145)	(64)
Other (income) expense—net	11	34	64	48
Taxes	—	—	—	—
Depreciation and amortization	3,117	1,312	5,518	2,479
Stock-based compensation expense	3,657	1,702	6,831	2,600
Adjusted EBITDA	$14,449	$7,017	$17,074	$7,469
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed in the table below free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in capital expenditures. We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.
We have included free cash flow in this Quarterly Report because it is a key measure used by our management and board of directors. We believe free cash flow is an important indicator of our business performance because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(in thousands)
Net cash provided by operating activities	$21,865	$494	$39,271	$4,003
Capital expenditures	(21,776)	(5,338)	(37,537)	(8,243)
Free cash flow	$89	$(4,844)	$1,734	$(4,240)
Net cash used in investing activities	$(21,776)	$(15,338)	$(72,533)	$(18,162)
Net cash provided by financing activities	$1,051	$113	$732	$158

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
Non-GAAP Diluted Net Income (Loss) Per Share
To provide investors with additional information regarding our financial results, we have also disclosed in the table below, a non-GAAP diluted net income (loss) per share financial measure which assumes the conversion of all outstanding shares of preferred stock at the beginning of the reporting period for periods prior to our IPO in November 2013. Our non-GAAP diluted net income (loss) per share financial measure also assumes that all vesting of restricted stock occurred at the beginning of the applicable reporting periods. In our prior reports filed with the SEC, we did not add back stock-based compensation expense and related tax adjustments, if any, when calculating our non-GAAP diluted net income (loss) per share financial measure. In this Quarterly Report, we have modified our non-GAAP diluted net income (loss) per share financial measure to add back stock-based compensation expense and related tax adjustments, if any, for all periods presented. We have included non-GAAP diluted net income (loss) per share, inclusive of the change noted above, in this Quarterly Report because it is a key measure used by our management and board of directors. We believe non-GAAP diluted net income (loss) per share is an important indicator of our business performance as this measure facilitates comparisons on a period-to-period basis, which provides useful information to our management and board of directors in understanding our past financial performance and future results. We believe that adding back stock-based compensation expense and related tax adjustments, if any, to our non-GAAP diluted net income (loss) per share financial measure for all periods presented provides a more meaningful comparison between our operating results from period to period because of varying available valuation methodologies, subjective assumptions, the variety of equity instruments that can impact a company's non-cash expenses and the inability of the expense to directly relate to performance in any particular period. Accordingly, we believe that non-GAAP diluted net income (loss) per share provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
A reconciliation of non-GAAP net income (loss) attributable to common stockholders to GAAP net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP dilutive shares to GAAP dilutive shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP dilutive net income (loss) per share, is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

	(in thousands, except share and per share amounts)

GAAP net income (loss) attributable to common stockholders	$7,756	$—	$4,806	$(2,656)
Add: Accretion of convertible redeemable preferred stock	—	2,531	—	5,062
Add: Distributed earnings attributable to participating securities	—	1,470	—	—
Add: Stock-based compensation expense	3,657	1,702	6,831	2,600
Add: Income tax adjustments	—	—	—	—
Non-GAAP net income attributable to common stockholders	11,413	5,703	11,637	5,006

GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	133,066,635	49,891,357	133,101,806	48,156,694
Add: Convertible preferred stock	—	60,621,233	—	60,621,233
Add: Unvested restricted stock	—	4,788,605	—	6,471,744
Add: Additional dilutive effect of stock options	—	1,260,253	—	2,932,419
Non-GAAP Weighted average shares used to compute diluted net income per Class A and Class B common share	133,066,635	116,561,448	133,101,806	118,182,090
Non-GAAP diluted net income per share attributable to Class A and Class B common stockholders	$0.09	$0.05	$0.09	$0.04

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing cash and cash equivalents, together with cash generated from operations and the revolving credit facility entered into during January 2014, will provide sufficient liquidity to meet our operational needs for the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Quarterly Report captioned “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

At June 29, 2014, our cash and cash equivalents balance was $257.6 million, with an additional $53.0 million held in short-term investments. Cash and cash equivalents primarily consist of cash deposits and money market funds. Cash held internationally as of June 29, 2014 was not material.

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

Cash flow information is as follows:

	Six Months Ended
	June 29, 2014	June 30, 2013

	(in thousands)
Cash provided by (used in):
Operating activities	$39,271	$4,003
Investing activities	(72,533)	(18,162)
Financing activities	732	158
Operating Activities
Our cash flow provided by operating activities is significantly impacted by volume of customer orders from an increased active customer base as compared to prior periods. The impact of the increase in active customers and higher volume of orders resulted in net sales growth of 92% in the six months ended June 29, 2014 as compared to the six months ended June 30, 2013. The increased order volumes drive increased inventory purchases, increased fulfillment activities and a greater investment in infrastructure including human capital. The below noted timing differences are a result of the significant increase in order volumes and net sales experienced in the six months ended June 29, 2014 as compared to the six months ended June 30, 2013.
The increase in deferred revenue was primarily due to an increase in customer orders during the period which had not been delivered as of the end of the period and a change in payment collection processing during the period. The changes in inventory were primarily due to changes in the number of items sold, which were either in the fulfillment centers awaiting shipment to customers or in-transit to customers. The increase in accounts payable and other liabilities, offset by the decrease in accrued expenses was primarily due to the growth in the business during the period, which primarily relate to amounts owed to vendors for products sold on our sites, transportation expenses for products being shipped into and out of our fulfillment centers, member and customer acquisition marketing expenses and deferred rent increases.
Net cash provided by operating activities was $39.3 million for the six months ended June 29, 2014, as a result of net income of $4.8 million, adding back non-cash charges of $12.5 million and changes in our operating assets and liabilities that provided $22.0 million in positive cash flow. Non-cash charges primarily consisted of stock-based compensation expense of $6.8 million and depreciation and amortization of $5.5 million. The net changes in our operating assets and liabilities was a result of increased deferred revenue of $24.4 million, accrued expenses and other liabilities of $6.0 million offset by increases in inventories of $5.6 million, accounts receivable of $3.8 million and prepaid expenses and other assets of $1.5 million. The increases in accounts receivable, inventory, deferred revenue and accrued expenses and other liabilities were primarily due to growth in events, orders and net sales during the period along with an increase to our deferred rent liability. During the first quarter of 2014, a higher than expected order volume increased our order-to-ship times and required incremental labor at our fulfillment centers resulting in increased shipping and fulfillment costs. During the second quarter of 2014, we maintained this incremental labor in our pick, pack and ship areas, added infrastructure support in our fulfillment centers and launched other process initiatives in our efforts to meet order volume growth and improve our order-to-ship times.
Net cash provided by operating activities was $4.0 million in the six months ended June 30, 2013, as a result of net income of $2.4 million, adding back stock-based compensation expense and other non-cash charges of $5.1 million and changes in our operating assets and liabilities that used $3.5 million in cash. Inventory increased $2.5 million, accounts receivable increased $1.1 million and accounts payable decreased $5.1 million offset by increases in deferred revenue of $3.5 million and accrued expenses of $2.9 million. The increase in accounts receivable represented funds collected from our credit card processor, which were in-transit to us. The decrease in accounts payable represented additional payments to vendors, which can fluctuate depending on payment terms and timing of our events.
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

Net cash used in investing activities was $72.5 million in the six months ended June 29, 2014. This was primarily attributable to purchases of short-term investments related to excess cash of $60.0 million and $37.5 million in capital expenditures offset by $25 million in proceeds from the sale of available-for-sale securities. The capital expenditures primarily related to additional equipment in our fulfillment centers and leasehold improvements at our new corporate office space in Seattle to support our growth.
Net cash used in investing activities was $18.2 million in the six months ended June 30, 2013. This was primarily attributable to purchases of short-term investments related to excess cash of $18.0 million and $8.2 million in capital expenditures, which related to additional equipment for our fulfillment centers as well as software purchases and internally developed software offset by proceeds from maturities of securities of $8.0 million, which were transferred to cash.
Capital expenditures are expected to range between $55.0 million and $65.0 million, net of tenant improvement allowances, in fiscal 2014, primarily for our fulfillment centers to support our growth as we continue to scale as well as continued investment in technology.
Financing Activities
Net cash provided by financing activities was $0.7 million in the six months ended June 29, 2014. This was primarily attributable to the receipt of $1.5 million in proceeds from the exercise of stock options offset by debt and stock issuance costs of $0.8 million.
During the six months ended June 30, 2013, there was minimal cash provided by financing activities.
Credit Facility

On January 23, 2014, we entered into a $50 million revolving credit facility pursuant to a Credit Agreement with certain lenders. Borrowings under the Credit Agreement will mature on January 23, 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million.

Borrowings under the Credit Agreement bear annual interest, at our option, in an amount equal to (i) in the case of base rate loans, 1.50% plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the prime rate, and (c) the eurodollar rate plus two percent (2.00%), or (ii) in the case of eurodollar loans, for any interest period, LIBOR plus 2.50%. An undrawn commitment fee shall be payable to the lenders in an amount equal to 0.175% times the actual daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations, calculated on a quarterly basis in arrears.

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

As of the filing date of this Quarterly Report, no amounts have been drawn down under the revolving credit facility.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 29, 2014, except for operating leases as discussed below.

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

The initial term of this lease is estimated to commence on the earlier of completion of the fulfillment center or the date we commence business operations from the leased property. We will be obligated to pay approximately $1.3 million in annual base rent in the first year, which includes a free rent period of six months. Beginning in the second year, the annual base rent will be approximately $2.6 million and will increase by 1.75% each year thereafter. We will also be obligated to pay operating expenses, including property management fees. Additionally, a letter of credit in the amount of $3.0 million was delivered during the first quarter of 2014.

Pursuant to this lease, if we provide at least six (6) months' notice prior to the expiration of the then-current term, we have the option to extend this lease for three (3) additional five-year terms, with certain increases in base rent.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, income taxes and stock-based compensation have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 29, 2014, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 29, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 29, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See Item 1 of Part I, "Financial Statements - Note 4 - Contingencies - Legal Proceedings."

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. Before making an investment decision, you should carefully consider the risks described below and all other information contained in this Quarterly Report, including our consolidated financial statements and related notes, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our Class A common stock could decline and you may lose all or part of your investment.
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
Our future success will depend in large part upon our ability to, among other things:

•	cost effectively acquire new customers who purchase products from us at the same rate and of the same type as existing customers;

•	retain our existing customers and have them continue to purchase products from us at rates and methods consistent with their prior purchasing behavior;

•	encourage customers to expand the categories of products they purchase from us;

•	attract new vendors and retain our existing vendors to supply quality products that we can offer to our customers at attractive prices;

•	increase the awareness of our brand;

•	provide our customers and vendors with a superior experience;

•	fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time;

•	respond to changes in consumer access to and use of the Internet and mobile devices;

•	deliver email and mobile alerts to our subscribers successfully;

•	react to challenges from existing and new competitors;

•	expand our business in new and existing markets, both domestic and international;

•	avoid interruptions or disruptions in our business;

•
develop a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and the sale of new products and services;

•	respond to macroeconomic trends; and

•	hire, integrate and retain talented merchandise buyers and other personnel.

We experience seasonal trends in our business, and our mix of product offerings, which change with each 72 hour event, is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and can result in significant fluctuations in our net sales from period-to-period. We base our expense levels and investment plans on our estimates of net sales and gross margins. A significant portion of our expenses and investments is fixed, and we may be unable to adjust our spending quickly if our net sales or our gross margins are worse than expected.
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have rapidly increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 329 as of January 1, 2012 to 1,716 as of June 29, 2014, and we expect to add a significant number of employees during the remainder of 2014. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees, while maintaining our corporate culture. In particular, we intend to continue to make substantial investments to expand our merchandising and technology personnel. We face significant competition for personnel, particularly in the Seattle area where our headquarters is located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. The risks associated with a rapidly growing workforce will be particularly acute internationally. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.
Additionally, the growth and expansion of our business and our product offerings place significant demands on our management and mid-level management in particular. We produce new versions of our sites and emails and mobile alerts to our customers on a daily basis, which generally requires new products, photos and text every day. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage multiple relationships with various vendors, customers and other third parties. If we fail to manage these third-party relationships or any business developments effectively, our business, financial condition and operating results may be materially and adversely affected. Further growth of our operations, our vendor base, our fulfillment centers, information technology systems or our internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially and adversely affected.
We have incurred significant operating losses in the past, and we may not be able to generate sufficient net sales to achieve or maintain profitability. Our recent net sales growth may not be sustainable, and a failure to maintain an adequate growth rate will materially and adversely affect our business, financial condition and operating results.
While we achieved profitability on an annual basis for the first time for the fiscal year ended December 29, 2013, we incurred net losses of $10.3 million and $11.3 million in the fiscal year ended December 30, 2012 and the fiscal year ended January 1, 2012, respectively, and had an accumulated deficit of $40.3 million as of June 29, 2014. In the three months ended March 30, 2014, we had a net loss of $3.0 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees and managers, incur the costs of being a public company and develop our technology platform and fulfillment infrastructure. These efforts may prove more expensive than we currently anticipate. Although our net sales have grown rapidly, increasing from $272.0 million in the six months ended June 30, 2013 to $522.9 million in the six months ended June 29, 2014, we may not be able to sustain this rate of net sales growth or to increase our net sales sufficiently to offset higher expenses. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or improve our gross margins could prevent us from maintaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and operating results may be materially and adversely affected.
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
We expect competition in e-commerce generally, and with companies employing a flash sales model in particular, to continue to increase because there are no significant barriers to entry. We currently compete with and expect to increasingly compete with e-commerce businesses, such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers, such as Target Corporation, Toys“R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc., particularly as some of these companies adopt flash sales business practices. A substantial number of flash sales sites have similar business models in related and unrelated market segments, including Gilt Groupe Holdings, Inc., HauteLook (which is owned by Nordstrom, Inc.), MyHabit (which is operated by Amazon.com), One Kings Lane, Inc., Groupon, Inc., Wayfair LLC, RueLaLa.com (which is operated by Retail Convergence.com LP) and Fab, Inc. We also compete with the traditional offline retail industry, including discount and mass merchandisers, such as Target, Toys“R”Us and Walmart, as well as boutique sellers of children’s apparel, women’s apparel, and other product categories, such as toys, infant gear, men's apparel, kitchen accessories and home décor.
We believe that our ability to compete depends upon many factors both within and beyond our control, including:the size of the online retail market;

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
Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, significantly faster shipping times as well as free or low-cost shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs, use incentive programs to acquire our customers, or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.
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
We have broadened our product offering beyond children's apparel, to include women’s apparel, toys, infant gear, men's apparel, kitchen accessories, home décor and other categories. We continue to explore additional categories which may be accepted by our target customers. If we offer new products or categories that are not accepted by our customers, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If we expand into new categories, consumer demands may be different, and there is no assurance that the flash sales model will be successful in these new categories. We may make substantial investments in such new categories in anticipation of future net sales. If the launch of a new category requires investments greater than we expect, if we are unable to attract vendors that produce sufficient high quality, value-oriented products or if the sales generated from a new category grow more slowly or produce lower gross margins than we expect, our results of operations could be adversely impacted. Expansion of our product lines may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source and curate these new products. We may also face greater competition in specific categories from Internet sites that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional product categories, and our customers may have additional considerations in deciding whether or not to purchase these additional product categories. In addition, the relative profitability, if any, of new product lines may be lower than what we have experienced historically, and we may not generate sufficient net sales from new product initiatives to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth and have a material adverse effect on our business, financial condition and operating results.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.
Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly, and we expect this trend to continue. To optimize the mobile shopping experience, we are somewhat dependent on our customers downloading our specific mobile applications for their particular device as opposed to accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in the future in integrating our mobile applications into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile app. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites, block or impose restrictions on our delivery of mobile alerts or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; and litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an adverse and material effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
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

Our current fulfillment center network has the capability to handle limited growth with the current mix of product offerings before additional capacity will be required. We need to add additional fulfillment center capacity by late 2014 and more in 2015. We have entered into a lease for a new fulfillment center in McCarran, Nevada, which we expect to begin operating in the third quarter of 2014. We anticipate adding additional fulfillment center capacity in 2015. The expansion of our fulfillment center capacity will put pressure on our managerial, financial, operational, technology and other resources. We cannot assure you that we will effectively transition to the new facility, that our customized inventory and package handling software systems meet our business needs, or that will be able to execute on our expansion plans, or recruit qualified managerial and operational personnel necessary to support our expansion plans. If we are unable to expand our fulfillment operations and increase fulfillment center capacity or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our failure to adequately and effectively staff our fulfillment centers, through third-parties or with our own employees, or to integrate employees as we are transitioning from our third-party staffing organizations, could adversely affect our shipping times, business and results of operations.

We depend on a third party to provide the majority of staffing for our U.S. fulfillment centers. As of June 29, 2014, there were over 1,000 third party associates in each of our two U.S. fulfillment centers. By using a third-party staffing organization, we face additional risks that are outside of our control, such as employment claims, issues arising from failure to comply with labor or other laws, union organizing activities and any deterioration in the finance and operations of such organization. If our third-party staffing organization is unable to adequately staff our fulfillment centers or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. Outside of the United States, we depend on a third party to provide fulfillment services, and we face similar risks with that third party.

In the second quarter of 2014, we began staffing our U.S. fulfillment centers, in part, with our employees, many of whom we hired from our third-party staffing organization. If we do not effectively integrate these employees into our U.S. fulfillment centers or transition staffing from the third-party staffing organization, or if the cost of such employees is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. In addition, we will face potential risks that were previously addressed by our third-party staffing organization, such as employment claims, issues arising from failure to comply with labor or other laws or union organizing activities. Any such issues may result in delays in shipping times and our reputation, business and results of operations may be harmed.

We generally do not hold inventory until products have been ordered by customers, which results in slower delivery time than other e-commerce retailers.

We generally do not order inventory from our vendors to be held in our fulfillment centers until after the products have been ordered by our customers. As a result, the time from when an order is placed on our sites to when the product is delivered to our customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. Our average order-to-ship time from our fulfillment centers in the second quarter of 2014 was 12.6 days. Our relatively slower delivery times may place us at a competitive disadvantage to other e-commerce retailers. If we are required to decrease our delivery times to address this competition or to meet customer demands, we may be required to incur additional shipping costs, which we may or may not be able to pass on to our customers, or to change our operations to carry additional inventory and face additional inventory risk, either of which could adversely affect our business, financial condition and operating results.
Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the apparel, toys, infant gear, kitchen accessories and home décor categories, could adversely impact our operating results.

Our performance is subject to global economic conditions and their impact on levels of consumer spending worldwide, particularly spending on children's apparel, women’s apparel, toys, infant gear, men's apparel, kitchen accessories and home décor. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net sales and have a material adverse effect on our operating results.
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
We have few contractual assurances of continued supply, pricing or access to new products, and vendors could change the terms upon which they sell to us or discontinue selling to us for future sales at any time. As we grow, continuing to identify a sufficient number of new emerging brands and smaller boutique vendors may become more and more of a challenge. If we are not able to identify and effectively promote these new brands, we may lose customers to our competitors. Even if we identify new vendors, we may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us in the future, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. In addition, larger national brands may offer products that are less unique, and it may be easier for our competitors to offer such products at prices or upon terms that may be compelling to consumers. An inability to purchase suitable merchandise on acceptable terms or to source new vendors could have a material adverse effect on our business, financial condition and operating results.
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
Many of the products we sell on our sites are subject to regulation by the U.S. Consumer Product Safety Commission, the U.S. Food and Drug Administration and similar state and international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Many of the products we sell are for children, and these products are often subject to enhanced safety concerns and additional scrutiny and regulation. Product safety concerns may require us to voluntarily remove selected products from our sites. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our business, financial condition and operating results.
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
We purchase our merchandise from numerous vendors, including domestic and international manufacturers, resellers, wholesalers and consolidators. Our standard vendor terms and conditions require vendors to comply with applicable laws, as well as the intellectual property and proprietary rights of third parties. Failure of our vendors to comply with applicable laws, regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. In addition, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with consumers or result in legal claims against us.
Our business relies heavily on email and mobile "push" notifications, and any restrictions on the sending of emails or mobile alerts or an inability to timely deliver such communications could adversely affect our net sales and business.
Our business is highly dependent upon email and mobile "push" notifications for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails and mobile alerts are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or mobile alerts to our subscribers, or if subscribers decline to open our emails or mobile alerts, our net sales and profitability would be adversely affected. Changes in how webmail application providers such as Google Inc., Yahoo! Inc., Microsoft Corporation, AOL Inc. and Comcast Corporation organize, prioritize, filter and deliver email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service introduced features that organize incoming emails into categories (such as primary, social, promotions, updates and spam). Such categorization or similar inbox organizational features or filtering by other webmail application providers may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties such as platform providers Apple App Store or Google Play Store to block, impose restrictions on or charge for the delivery of emails or mobile alerts could also materially and adversely impact our business. From time to time, Internet service providers, webmail applications or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or mobile alerts to third parties or our subscribers. Changes in laws, regulations or third-party provider policies that limit our ability to send such communications or impose additional requirements upon us or our subscribers in connection with sending such communications would also materially and adversely impact our business. Our use of email and mobile alerts to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or mobile alerts. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and operating results.
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
We do not collect sales and use, VAT and similar taxes in every jurisdiction in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may materially and adversely affect our business, financial condition and operating results.
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
Our business depends on network and mobile infrastructure, our single third-party data center hosting facility, other third-party providers, and our ability to maintain and scale our technology and provide a personalized site experience. Any significant interruptions or delays in service on our sites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays and loss of customers or vendors.
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
In order to enhance relevance for our customers, we have developed extensive data collection and analytics capabilities which allow us to anticipate the shopping preferences of our customers and then personalize their site experience. Any failure of our data analytics and personalization tools could result in reduced demand and loss of customers, which could materially and adversely affect our business, financial condition and operating results.
We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access and services.
We currently utilize a single third-party data center hosting facility located in the United States. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our sites are processed through, servers in this facility. When we transition to new or additional servers, failure to effectively transfer our data could result in interruptions in the availability or functionality of our sites. We also rely on third-party email service providers, bandwidth providers, Internet service providers and mobile networks to deliver our email and mobile “push” communications to subscribers and to allow subscribers to access our sites. Any damage to, or failure of, the systems of our third-party data center or our other third-party providers could result in interruptions to the availability or functionality of our sites. If for any reason our arrangements with our data center or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our data center or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our sites.
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

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement and monitor appropriate systems, policies, benefits and compliance programs;

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
We believe our success has depended, and continues to depend, on the efforts and talents of Darrell Cavens, one of our founders and our president and chief executive officer, Mark Vadon, one of our founders and chairman of the board of directors, and other members of our management team. Our success also depends on our highly skilled team of employees, including our merchandising and technology personnel. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers and merchandising and technology personnel. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, we may not be able to find highly skilled personnel in international markets similar to such personnel on which the success of our U.S. operations depends. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially and adversely affected.
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
Our principal offices are located in Seattle, Washington, an area that has experienced earthquakes in the past, and are thus vulnerable to damage. Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain, including our ability to ship products to customers, from or to the impacted region and could impact our ability or the ability of third parties to operate our sites and ship products. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our IPO in November 2013, at a price of $22.00 per share, through August 6, 2014, our Class A common stock's daily closing price on the NASDAQ Global Select Market has ranged from a low of $30.42 to a high of $72.75. On August 6, 2014, the closing price of our Class A common stock was $39.37.
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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	the expiration of contractual lock-up agreements;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other factors described in this section of our Quarterly Report captioned, “Risk Factors.”
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
We have a small public float relative to the total number of shares of Class A and Class B common stock that are issued and outstanding. Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.
In addition, as of June 29, 2014, there were 649,623 shares of Class A common stock and 12,085,757 shares of Class B common stock subject to outstanding options. All of the shares of Class A common stock issuable upon exercise of options (or upon conversion of Class B common stock issued upon exercise of options) have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above and compliance with applicable securities laws.
As of June 29, 2014, holders of approximately 60.8 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for zulily or other stockholders.
The dual class structure of our common stock and the existing ownership of capital stock by our executive officers and directors have the effect of concentrating voting control with our executive officers and directors for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, the holders of Class B common stock collectively will continue to be able to control a majority of the voting power even if their stock holdings represent as few as approximately 9.1% of the outstanding number of shares of our common stock. As of June 29, 2014, the holders of Class B common stock collectively own shares representing approximately 96.3% of the voting power of our outstanding capital stock. Our executive officers and directors, collectively, continue to beneficially own shares representing a majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity compensation plans or adoption of new equity compensation plans and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
Future transfers by holders of Class B common stock will generally result in those shares converting on a 1:1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers and directors.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and has increased demand on our systems and resources. We expect these costs, difficulties and demands to increase after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire additional employees or engage outside consultants, which will increase our costs and expenses.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 28, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. As a newly public company, we are continuing to develop and refine our internal controls and procedures and may need to undertake various actions, including hiring accounting or internal audit staff. We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 15, 2013 pursuant to Rule 424(b) under the Securities Act. As of June 29, 2014, we had not used any proceeds from our IPO. Pending the uses described, we maintain the cash received in cash and cash equivalents as well as short-term investments.

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

zulily, inc.
(Registrant)

Date: August 7, 2014	By:	/s/ Marc Stolzman
Marc Stolzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of zulily, inc.	8-K	001-36188	3.1	11/21/2013
3.2		Amended and Restated Bylaws of zulily, inc.	S-1	333-191617	3.4	10/8/2013
4.1		Form of Class B Common Stock Certificate	10-K	001-36188	4.1	2/28/2014
4.2		Third Amended and Restated Investor Rights Agreement, dated November 5, 2012	S-1	333-191617	4.1	10/8/2013
4.3		Amendment No. 1 to Third Amended and Restated Investor Rights Agreement, dated October 17, 2013	S-1/A	333-191617	4.2	10/25/2013
10.1	†	Master Service Agreement (Nevada) by and between zulily, inc. and IntelliSource, LLC, dated May 31, 2014					X
10.2	†	Master Service Agreement (Ohio) by and between zulily, inc. and IntelliSource, LLC, dated May 31, 2014					X
10.3		Forms of Option Agreement and Option Grant Notice for zulily, inc. 2013 Equity Plan					X
10.4		Forms of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice for zulily, inc. 2013 Equity Plan					X
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.					X
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema Document					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	**	XBRL Taxonomy Extension Definitiion Linkbase Document					X

†    Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report and submitted separately to the Securities and Exchange Commission.

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