Form 10-Q
period 2014-09-28
zulily, inc.
filed 2014-11-06
CIK 1478484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

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

As of November 4, 2014, there were 58,512,210 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 66,824,168 shares of the registrant's Class B Common Stock, par value $0.0001 per share, issued and outstanding.

ZULILY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZULILY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 28, 2014	December 29, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,039	$290,089
Short-term investments	53,006	18,014
Accounts receivable	12,693	5,176
Inventories	22,731	12,979
Prepaid expenses and other current assets	6,306	4,192
Deferred income taxes — Net	1,676	—
Total current assets	387,451	330,450
PROPERTY AND EQUIPMENT — Net	77,460	24,613
OTHER NON-CURRENT ASSETS	1,032	1,024
Total assets	$465,943	$356,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,134	$55,607
Accrued expenses	36,190	30,773
Deferred revenue	68,098	23,250
Total current liabilities	187,422	109,630
DEFERRED INCOME TAXES — Net	1,264	—
OTHER NON-CURRENT LIABILITIES	16,690	4,254
Total liabilities	205,376	113,884
COMMITMENTS AND CONTINGENCIES (Note 3 and Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value—2,000,000 shares authorized as of September 28, 2014 and December 29, 2013; zero shares issued and outstanding as of September 28, 2014 and December 29, 2013	—	—
Class A common stock, $0.0001 par value—500,000,000 shares authorized as of September 28, 2014 and December 29, 2013; 58,365,856 and 13,225,000 shares issued and outstanding as of September 28, 2014 and December 29, 2013, respectively	6	1
Class B common stock, $0.0001 par value—275,000,000 shares authorized as of September 28, 2014 and December 29, 2013; 66,888,268 and 110,159,235 shares issued and outstanding as of September 28, 2014 and December 29, 2013, respectively, including 5,209 and 82,682 shares subject to repurchase as of September 28, 2014 and December 29, 2013, respectively	7	11
Additional paid-in capital	301,712	287,385
Accumulated other comprehensive loss	(33)	(58)
Accumulated deficit	(41,125)	(45,136)
Total stockholders’ equity	260,567	242,203
Total liabilities and stockholders' equity	$465,943	$356,087

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

NET SALES	$285,836	$166,655	$808,730	$438,676
COST OF SALES	207,147	122,154	585,350	313,660
GROSS PROFIT	78,689	44,501	223,380	125,016
OPERATING EXPENSES:
Marketing	24,878	14,651	72,245	42,707
Selling, general, and administrative	54,474	32,133	147,073	82,202
TOTAL OPERATING EXPENSES	79,352	46,784	219,318	124,909
INCOME (LOSS) FROM OPERATIONS	(663)	(2,283)	4,062	107
INTEREST INCOME (EXPENSE)—Net	92	22	237	86
OTHER INCOME (EXPENSE)—Net	76	10	12	(38)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(495)	(2,251)	4,311	155
PROVISION FOR INCOME TAXES	300	—	300	—
NET INCOME (LOSS)	$(795)	$(2,251)	$4,011	$155
Net income (loss) attributable to Class A and Class B common stockholders	$(795)	$(4,819)	$4,011	$(7,475)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.01)	$(0.09)	$0.03	$(0.15)
Diluted	$(0.01)	$(0.09)	$0.03	$(0.15)
Weighted average shares outstanding used to compute net income (loss) attributable to Class A and Class B common stockholders:
Basic	124,984,564	53,495,263	124,446,242	49,936,220
Diluted	124,984,564	53,495,263	132,796,014	49,936,220

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

NET INCOME (LOSS)	$(795)	$(2,251)	$4,011	$155
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains on available-for-sale securities	12	5	44	4
Foreign currency translation adjustment	18	45	(19)	70
OTHER COMPREHENSIVE INCOME, NET	30	50	25	74
TOTAL COMPREHENSIVE INCOME (LOSS)	$(765)	$(2,201)	$4,036	$229

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,011	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,878	4,257
Stock-based compensation	10,525	4,896
Excess tax benefit from stock-based compensation	(645)	—
Deferred income taxes	233	—
Loss on disposal of assets	149	18
Changes in operating assets and liabilities:
Accounts receivable	(7,520)	(2,448)
Inventories	(9,762)	(7,151)
Prepaid expenses and other assets	(2,022)	(1,798)
Accounts payable	24,744	12,192
Accrued expenses and other liabilities	17,864	6,336
Deferred revenue	44,857	12,787
Net cash provided by operating activities	91,312	29,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,365)	(12,720)
Purchases of short-term and other investments	(112,948)	(18,000)
Proceeds from maturity and sale of short-term and other investments	78,000	8,000
Purchases of restricted cash	—	(5,400)
Proceeds from maturity of restricted cash	—	5,481
Net cash used in investing activities	(93,313)	(22,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,136	520
Excess tax benefit from stock-based compensation	645	—
Payments of deferred offering costs	(385)	—
Debt issuance costs	(412)	—
Deferred initial public offering costs	—	(1,563)
Net cash provided by (used in) financing activities	2,984	(1,043)
Effect of exchange rate changes on cash and cash equivalents	(33)	64
NET INCREASE IN CASH AND CASH EQUIVALENTS	950	5,626
CASH AND CASH EQUIVALENTS—Beginning of period	290,089	96,998
CASH AND CASH EQUIVALENTS—End of period	$291,039	$102,624
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for capital purchases	$3,576	$564
Stock-based compensation capitalized	16	15
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Vesting of early exercised shares	4	8
Deferred initial public offering cost accruals	—	326
Accretion of redeemable convertible preferred stock	—	7,630

See notes to condensed consolidated financial statements

ZULILY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. Description of Business
zulily, inc. (the “Company”, “we”, “us” or “our” ) is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. Through the Company’s desktop sites, mobile sites and mobile applications, the Company helps its customers discover new and unique products at great values that they would likely not find elsewhere. The Company, a Delaware corporation formed in 2009, primarily conducts its buying, marketing and administrative functions in Seattle, Washington. The Company also operates a buying and studio office in Columbus, Ohio, a customer service office in Gahanna, Ohio and fulfillment centers in McCarran, Nevada and Lockbourne, Ohio.
Zulily UK Ltd. was incorporated in the United Kingdom in October 2011 and is a wholly owned subsidiary of zulily, inc. The principal corporate offices are located in London, England.
NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated balance sheet data as of December 29, 2013 was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited condensed consolidated financial information. The financial information as of December 29, 2013 is derived from the Company's audited consolidated financial statements and notes included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the "2013 Form 10-K"), filed with the U.S. Securities and Exchange Commission on February 28, 2014. The financial information included in this Quarterly Report should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2013 Form 10-K. Accordingly, we have omitted certain footnotes and other disclosures that are disclosed in the 2013 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014, or for any other period.
Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zulily UK Ltd. All intercompany transactions and balances are eliminated in consolidation.
Reclassifications—Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation. Specifically, merchandise deposits are included in prepaid expenses and other current assets as of September 28, 2014 and December 29, 2013. As of December 29, 2013, we reclassified $0.5 million related to merchandise deposits to prepaid expenses and other current assets.
Out-of-Period Correction—In the three months ended September 28, 2014, we made an out-of-period error correction to our accrual for non-expiring customer merchandise credits. Specifically, the accrual was reduced to reflect the appropriate amount owed to customers as of September 28, 2014. The net impact of the adjustment was an increase to net sales of $2.8 million and a decrease to deferred revenue of the same amount. The prior period financial statements have not been recast because the Company does not view the error as material to any previously issued financial statements.
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
Recent Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. For public entities, ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014 and it did not have a material impact on the Company's consolidated financial statements or related disclosures.

In May 2014, the FASB issued an Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

NOTE 3. COMMITMENTS
Fulfillment Center Leases
In January 2014, the Company entered into a lease agreement for a fulfillment center located in McCarran, Nevada. The initial, 12-year term of the lease expires in August 2026. The Company commenced operations in the new Nevada fulfillment center in the three months ended September 28, 2014. The Company is obligated to pay approximately $1.3 million in annual base rent in the first year, which includes a free rent period of six months. Beginning in the second year, the annual base rent will be approximately $2.6 million and will increase by 1.75% each year thereafter. The Company is also obligated to pay certain operating expenses, including property management fees. As part of the agreement, the Company issued a security deposit in the form of an irrevocable standby letter of credit totaling $3.0 million which expires in 2026. The standby letter of credit may be drawn if certain conditions occur, including default on payments, losses incurred due to breach or termination of the agreement.
In September 2014, the Company entered into a lease agreement for a fulfillment center located in Bethlehem, Pennsylvania. The initial term of the lease expires 86 months from the commencement of the lease, which will occur on the earlier of December 31, 2014 or the date the Company takes possession of the leased premises. After two (2) months of free rent, the Company will be obligated to pay approximately $3.7 million in annual base rent, which shall increase by 2% each year thereafter. The Company will also be obligated to pay certain operating expenses, including property management fees. The Company expects to begin operating the new Pennsylvania fulfillment center in mid-2015.
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

During the nine months ended September 28, 2014, the Company made no borrowings under the revolving credit facility.
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

NOTE 5. INCOME TAXES
Income Taxes—The Company's income tax expense or benefit for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The Company's 2014 annual effective tax rate is lower than the federal rate primarily due to the expected use of prior period net operating losses and R&D tax credits.
The Company's effective tax rate was 7.0% and 0.0% for the nine months ended September 28, 2014 and September 29, 2013, respectively. The effective tax rate for the nine months ended September 28, 2014 is different from the Company's estimated annual effective tax rate primarily as a result of discrete benefits for the release of the valuation allowance and for incentive stock option disqualifying dispositions.
In order to release the valuation allowance, the Company considered all available evidence, both positive and negative, including:

•	the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•	the projected sustainability of recent operating profitability;

•	the predictability of future operating profitability of the character necessary to realize the net deferred tax asset; and

•	the carryforward periods for the net operating loss, capital loss and research and development tax credit carryforwards, including the effect of reversing taxable temporary differences.
The Company has emerged from cumulative losses in the quarter ended September 28, 2014 and has projections of sufficient future taxable income. These two items represent significant positive evidence and as of September 28, 2014, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax asset for the Company's U.S. operations will be realized. This assessment was evidenced by the Company meeting all of the above criteria, resulting in its conclusion that $3.9 million of the deferred tax asset valuation allowance for the Company's U.S. operations should be released.

NOTE 6. STOCKHOLDERS’ EQUITY
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
Restricted Common Stock
As of September 28, 2014, all 52,812,500 Class B common shares under restricted stock purchase agreements entered into with the Company's founders have fully vested. No amount of compensation expense has been recognized in connection with these shares, as they were deemed to have nominal value at the date of issuance.

Stock-Based Compensation Expense
A summary of option activity under the Company's equity compensation plans during the nine months ended September 28, 2014 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Total
	Underlying	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value

	(in thousands, except price, shares and years)
Outstanding at December 29, 2013	13,938,487	$7.40	8.56	$462,558
Granted	638,650	41.21
Exercised	(1,869,215)	1.68
Canceled	(4,605)	6.94
Forfeited	(388,691)	14.51
Outstanding at September 28, 2014	12,314,626	$9.80	8.10	$368,111
Vested and expected to vest at September 28, 2014	12,065,195	$9.63	8.09	$362,690
Exercisable at September 28, 2014	9,010,542	$7.60	7.93	$287,943
During the fiscal year ended January 1, 2012, the Company issued 1,439,627 Class B common shares for the exercise of stock options. Of this amount, 473,958 Class B common shares were early exercised and are subject to repurchase in accordance with the provision of the Company's 2009 Equity Incentive Plan. The unvested portion of the early exercised shares as of September 28, 2014 and December 29, 2013, was 5,209 and 63,151, respectively. No repurchases of the early exercised Class B common shares have been made by the Company.
As of September 28, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $52.7 million and the weighted-average remaining vesting period was 4.92 years.
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
A summary of RSU activity under the Company's 2013 Equity Plan during the nine months ended September 28, 2014 is presented below:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value

Outstanding at December 29, 2013	—	$—
Granted	205,811	35.59
Vested	(675)	34.36
Forfeited	(3,085)	36.27
Outstanding at September 28, 2014	202,051	$35.58

As of September 28, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $5.8 million and the weighted-average remaining vesting period was 4.75 years.
The following table presents the effects of stock-based compensation on the condensed consolidated statements of operations during the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands)
Cost of sales	$67	$21	$140	$48
Marketing expenses	242	76	550	208
Selling, general and administrative expenses	3,385	2,199	9,835	4,640
Total stock-based compensation expense	$3,694	$2,296	$10,525	$4,896

NOTE 7. NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is presented using the two-class method required for participating securities. Concurrent with the closing of the IPO in November 2013, all shares of outstanding preferred stock automatically converted into 60,621,233 shares of the Company's Class B common stock. Prior to the IPO, the Company considered preferred stock to be participating securities as the holders were entitled to receive non-cumulative dividends. Additionally, the Company considers unvested restricted common stock to be participating securities because of the holders' non-forfeitable rights to dividends, in the event dividends are declared and paid. During the three and nine months ended September 28, 2014, the Company did not consider the remaining unvested restricted common stock to be participating securities because there would be no change to the reported net income (loss) per share.
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
For the calculation of diluted net income (loss), net income attributable to Class A and Class B common stockholders for basic net income (loss) is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net income (loss) per share attributable to Class A and Class B common stockholders is computed by dividing the resulting net income (loss) attributable to Class A and Class B common stockholders by the weighted-average number of fully diluted Class A and Class B common shares outstanding.
For the three and nine months ended September 28, 2014 and September 29, 2013, the computation of basic and diluted net income (loss) per share is presented on a combined basis for Class A and Class B common stock because the results are identical.

The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(795)	$(2,251)	$4,011	$155
Less: Accretion of convertible redeemable preferred stock	—	(2,568)	—	(7,630)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to Class A and Class B common stockholders	$(795)	$(4,819)	$4,011	$(7,475)
Denominator
Weighted average shares used to compute basic net income (loss) per Class A and Class B common share	124,984,564	53,495,263	124,446,242	49,936,220
Effect of potentially dilutive securities:
Stock options	—	—	8,317,778	—
Restricted stock unit awards	—	—	31,994	—
Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	124,984,564	53,495,263	132,796,014	49,936,220
Net income (loss) per share attributable to Class A and Class B common stockholders—basic	$(0.01)	$(0.09)	$0.03	$(0.15)
Net income (loss) per share attributable to Class A and Class B common stockholders—diluted	$(0.01)	$(0.09)	$0.03	$(0.15)

The following have been excluded from the computation of diluted net income (loss) per share attributable to Class A and Class B common stockholders as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Convertible preferred shares	—	60,497,884	—	60,497,884
Unvested restricted common shares	—	1,471,290	—	4,804,926
Stock options	12,314,626	13,825,873	427,701	13,825,873
Restricted stock unit awards	202,051	—	20,938	—
Total	12,516,677	75,795,047	448,639	79,128,683

NOTE 8. SEGMENT INFORMATION
The Company has two reportable segments: North America and United Kingdom ("U.K."). The Company’s reportable segments have been identified based on how the Company’s chief operating decision maker manages the Company’s businesses, makes operating decisions, and evaluates operating performance. The Company’s chief operating decision maker is its chief executive officer. The Company evaluates the performance of its reportable segments based on net sales and income (loss) from operations. Income (loss) from operations represents net income (loss) before interest income (expense), net, other income (expense), net and provision for income taxes. Management does not evaluate the performance of its reportable segments using asset measures.

North America—The North America segment consists of amounts earned from retail and services sales through the Company’s U.S.-operated sites, including sales from the sites to customers in the United States, Canada, Australia and other foreign countries.
U.K.—The U.K. segment consists of amounts earned from retail and services sales through the Company’s U.K.-operated sites, including sales from the sites to customers in the United Kingdom and other countries in Europe.
Certain corporate-level activities are not allocated to the U.K. segment, including costs of marketing, human resources, legal, finance and technology.

The Company accounts for intersegment sales in accordance with the underlying transfer pricing agreement between zulily, inc. and Zulily UK Ltd.
Information on reportable segments and reconciliation to consolidated net income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands)
North America
Net sales	$281,722	$163,726	$796,358	$429,891
Operating income (loss)	916	(1,077)	8,596	3,735
Intersegment expense	(1,518)	(1,205)	(4,583)	(3,708)
Total segment operating income (loss)	(602)	(2,282)	4,013	27
United Kingdom
Net sales	4,114	2,929	12,372	8,785
Intersegment sales	1,518	1,205	4,583	3,708
Total net sales	5,632	4,134	16,955	12,493
Segment operating income (loss)	$(61)	$(1)	$49	$80
Consolidated
Net sales
Total sales for reportable segments	$287,354	$167,860	$813,313	$442,384
Elimination of intersegment sales	(1,518)	(1,205)	(4,583)	(3,708)
Total consolidated net sales	$285,836	$166,655	$808,730	$438,676
Net income (loss) before provision for income taxes
Total operating income (loss) for reportable segments	$(663)	$(2,283)	$4,062	$107
Interest income (expense)—net	92	22	237	86
Other income (expense)—net	76	10	12	(38)
Net income (loss) before provision for income taxes	$(495)	$(2,251)	$4,311	$155

The Company’s assets are primarily located in the United States. We sell similar products and services in each of our segments, and revenue from external customers for each group of similar products and services are not reported to the Company’s chief operating decision maker.
NOTE 9. FAIR VALUE MEASUREMENTS
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
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 28, 2014 and December 29, 2013:

	September 28, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,020	$18,020	$—	$—
Short-term investments:
Commercial paper	53,006	—	53,006	—
Total	$71,026	$18,020	$53,006	$—

	December 29, 2013
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,019	$18,019	$—	$—
Short-term investments:
Commercial paper	18,014	—	18,014	—
Total	$36,033	$18,019	$18,014	$—

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
Overview
We launched the zulily website in January 2010 with the goal of revolutionizing the way moms shop. Today, we are one of the largest standalone e-commerce companies in the United States. Through our mobile and desktop websites and mobile applications, which we refer to as our “sites”, we help our customers discover new and unique products at great values that they would likely not find elsewhere. We provide our customers with a fun and entertaining shopping experience with a fresh selection of flash sales events with thousands of product styles offered on a typical day. We source these products from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from our vendor base, we have built a large-scale and uniquely curated marketplace.
We sell our products through a flash sales model, with offerings typically only available for 72 hours and in a limited quantity, creating an urgency to browse and purchase. We sell children’s, women’s and men's apparel and other categories such as toys, infant gear, kitchen accessories and home décor. Historically, children’s apparel has been our largest merchandise category; however, we have expanded our categories over time such that all non-children’s apparel categories combined accounted for 63% of our North America units ordered in the three months ended September 28, 2014, up from 55% for the three months ended September 29, 2013. We focus on providing significant value to consumers across all of our categories; the average item on our sites is offered for approximately 50% off the manufacturer’s suggested retail price.
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
Mobile is a large and growing part of our business. We have invested heavily in our mobile platform to optimize our sites for use on iPhones, iPads and Android-based devices. In the quarter ended September 28, 2014, approximately 50% of our North America orders were placed from a mobile device, up from approximately 49% in the second quarter of 2014, and approximately 45% in the third quarter of 2013.
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
We typically take customer orders before we purchase inventory from our vendors, which greatly reduces our inventory risk. The result of this dynamic is that we are able to offer a much larger range of products to our customers and to generate greater sales for our vendors, who are able to match a broader range of their product supply to actual customer demand. To best serve our customers and vendors, we have in place a custom, fully integrated fulfillment infrastructure. Our proprietary supply chain system enables us to efficiently handle the unique features of our flash sales model, including small to medium lot sizes and high inventory turnover. This allows us to sell lower price point products cost-effectively, without needing to pre-stock substantial inventory. Our business model together with our fulfillment infrastructure has enabled us to conduct successful events of all sizes, including smaller ones. In the three months ended September 28, 2014, 87% of our events each generated less than $50,000 of North America product sales, and these smaller events accounted for approximately 42% of our North America product sales.
As of September 28, 2014, we occupy 1.8 million square feet of leased fulfillment space, as compared to 1.1 million square feet in the second quarter of 2014, at facilities in Nevada and Ohio. The increase is due to the overlap of two lease terms in Nevada, one of which will terminate during the fourth quarter of 2014. Our fulfillment operations regularly handle thousands of items a day from product styles that change each day and require different handling processes. Because we have deliberately established an intermediary model in which we do not typically pre-purchase substantial inventory, our shipping times are generally slower than e-commerce retailers that hold inventory. Our average order-to-ship time from our U.S. fulfillment centers was 11.6 days in the third quarter of 2014, down from 12.6 days in the second quarter of 2014 and 13.2 days in the first quarter of 2014. We are continually investing in our U.S. fulfillment systems and infrastructure, which includes automating the shipping process, increasing capacity, reducing shipping costs and improving order-to-ship times.
To date, we have primarily focused on expanding our North America business, which includes all sales made through our U.S.-operated sites, including sales made to customers in Canada, Australia and other foreign countries. In April 2012, we launched our first international-operated site, with a small team based in the United Kingdom. For the nine months ended September 28, 2014 and September 29, 2013, we generated $12.4 million and $8.8 million in net sales, respectively, from our U.K.-operated sites, representing growth of 41%.
We are gradually increasing our level of investment in international expansion and plan to continue to invest in and develop international markets. During the third quarter of 2014, we began marketing our U.S.-operated sites to Australian subscribers. Our international strategy is focused primarily on marketing U.S. vendors to subscribers globally. We also occasionally market international boutique vendors on our U.S.-operated sites. Customers in foreign countries that purchase on our U.S.-operated sites are included in our North America net sales. During the three months ended September 28, 2014, our products were shipped to 75 countries.
A summary of activity for the three and nine months ended September 28, 2014, compared to the three and nine months ended September 29, 2013, is as follows:

•	For the three months ended September 28, 2014 and September 29, 2013, we reported $285.8 million and $166.7 million in net sales, respectively, representing growth of 72%.

•	For the nine months ended September 28, 2014 and September 29, 2013, we reported $808.7 million and $438.7 million in net sales, respectively, representing growth of 84%.

•
As of September 28, 2014, we had 4.5 million active customers, or customers who had purchased at least once in the last year, an increase of 72% from the 2.6 million active customers we had as of September 29, 2013.

•
For the three and nine months ended September 28, 2014, there were total orders placed of 5.9 million and 16.8 million, respectively, representing an increase in total orders of 2.3 million and 7.5 million, respectively, or 63% and 80%, respectively, from the three and nine months ended September 29, 2013. For the trailing 12 months ended September 28, 2014, 84% of our North America orders were placed by customers who had previously purchased from us.

Components of Our Results of Operations
Net Sales
Net sales consist primarily of sales of children’s, women’s and men's apparel and other product categories, such as toys, infant gear, kitchen accessories and home décor. We recognize product sales at the time title transfers to the customer, which is generally at delivery. Net sales represent the sales of these items plus shipping and handling charges to customers, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in our active customers, the frequency with which customers purchase and average order value. Net sales also include sales generated from the sale of services events, which are primarily electronic vouchers or access codes for our customers to redeem directly with the vendor. Net sales of services events have not been material to date.
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

Provision for Income Taxes
Provision for income taxes is calculated as the amount of our taxable income multiplied by enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Further, the provision for income taxes includes deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
RESULTS OF OPERATIONS
We have organized our operations into two principal segments: North America and the U.K. We present our segment information along the same lines that our Chief Executive Officer, who is our chief operating decision maker, reviews our operating results in assessing performance and allocating resources.
Comparison of the Three Months Ended September 28, 2014 and September 29, 2013
Net Sales

	Three Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Net sales:
North America	$281,722	$163,726	$117,996	72%
U.K.	4,114	2,929	1,185	40%
Consolidated	$285,836	$166,655	$119,181	72%
The increase in North America net sales for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was primarily driven by an increase of 1.9 million active customers, or a 72% increase, and an increase in total orders placed of 2.3 million, or a 63% increase. As discussed in Note 2 to our attached condensed consolidated financial statements, during the three months ended September 28, 2014, we also made an out-of-period correction of an error to our accrual for non-expiring customer merchandise credits. The net impact of the correction was an increase to net sales of $2.8 million and a decrease to deferred revenue of the same amount. We believe our growth was partially constrained by email deliverability issues with some of our email subscribers during the three months ended September 28, 2014.
The increase in U.K. net sales for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was primarily driven by an overall increase in orders and active customers.
Cost of Sales

	Three Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Cost of sales	$207,147	$122,154	$84,993	70%
Percentage of net sales	72%	73%
Of the increase in cost of sales, $60.0 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $25.0 million as a result of the increase in order growth.

Marketing Expenses

	Three Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$24,878	$14,651	$10,227	70%
Percentage of net sales	9%	9%
The increase in marketing expenses for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. Additionally, we experienced an increase in subscriber acquisition costs as compared to the quarter ended September 29, 2013. As a result of the increased spend, we grew our active customer base by 1.9 million, or 72%, as of September 28, 2014, as compared to September 29, 2013.
Selling, General and Administrative Expenses

	Three Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$54,474	$32,133	$22,341	70%
Percentage of net sales	19%	19%
Of the increase in selling, general and administrative expenses of $22.3 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013, $11.3 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. Additionally, this increase was attributable to a $3.9 million increase in our rent, depreciation and other facilities expense as a result of our business and headcount growth and a $3.1 million increase in our merchant processing fees driven by sales volume increases, which increase in total dollars as sales increase. To a lesser extent, this increase was attributable to a $1.5 million increase in our professional services costs and a $1.4 million increase in technology related costs as a result of business growth and a related increase in business complexity due to being a public company.

Interest Income (Expense), Net

Interest income (expense), net is primarily derived from interest income related to the investment of our cash and cash equivalents and short-term investments. Interest income (expense), net for the three months ended September 28, 2014 and September 29, 2013, totaled $92,000 and $22,000, respectively.
Other Income (Expense), Net
Other income (expense), net consists of income earned from our corporate purchasing card and foreign realized currency gains (losses). Other income (expense), net for the three months ended September 28, 2014 and September 29, 2013 totaled $76,000 and $10,000, respectively.
Income Taxes

Historically, when we considered past operating results, our limited operating history and feasible tax planning strategies, we determined that a full valuation allowance against our deferred tax assets was necessary. As a result, we recorded a full valuation allowance based on the amount of net tax assets and loss carry-forwards that we believed were more likely than not to go unused. We have emerged from cumulative losses and project sufficient future taxable income. This significant positive evidence caused us to conclude in the third quarter of 2014 that the $3.9 million deferred tax asset valuation allowance for the Company's U.S. operations should be released.

As we released the valuation allowance, we have determined our provision for income taxes in the third quarter of 2014 using an estimated annual effective tax rate, adjusted for any discrete items. The result was an effective tax rate of 60.5% for the three months ended September 28, 2014 as compared to an effective rate of 0.0% for the three months ended September 28, 2013.
Comparison of the Nine Months Ended September 28, 2014 and September 29, 2013
Net Sales

	Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Net sales:
North America	$796,358	$429,891	$366,467	85%
U.K.	12,372	8,785	3,587	41%
Consolidated	$808,730	$438,676	$370,054	84%
The increase in North America net sales for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was primarily driven by an increase of 1.9 million active customers, or a 72% increase, an increase in total orders placed of 7.5 million, or a 80% increase, and a 7% increase in revenue per active customer.
The increase in U.K. net sales for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was primarily driven by an overall increase in orders and active customers.
Cost of Sales

	Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Cost of sales	$585,350	$313,660	$271,690	87%
Percentage of net sales	72%	72%
Of the increase in cost of sales, $192.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $79.4 million as a result of the increase in order growth.
Marketing Expenses

	Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$72,245	$42,707	$29,538	69%
Percentage of net sales	9%	10%
The increase in marketing expenses for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. As a result of the increased spend, we grew our active customer base by 1.9 million, or 72%, as of September 28, 2014, as compared to September 29, 2013.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$147,073	$82,202	$64,871	79%
Percentage of net sales	18%	19%
Of the increase in selling, general and administrative expenses of $64.9 million for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013, $34.7 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. Additionally, this increase was attributable to a $10.2 million increase in our rent, depreciation and other facilities expense as a result of our business and headcount growth and a $8.9 million increase in our merchant processing fees driven by sales volume increases, which increase in total dollars as sales increase. To a lesser extent, this increase was attributable to a $5.2 million increase in our professional services costs and a $3.1 million increase in technology related costs as a result of business growth and a related increase in business complexity due to being a public company.
Interest Income (Expense), Net

Interest income (expense), net is primarily derived from interest income related to the investment of our cash and cash equivalents and short-term investments. Interest income (expense), net for the nine months ended September 28, 2014 and September 29, 2013, totaled $237,000 and $86,000, respectively.
Other Income (Expense), Net
Other income (expense), net consists of income earned from our corporate purchasing card and realized foreign currency gains (losses). Other income (expense), net for the nine months ended September 28, 2014 and September 29, 2013 totaled $12,000 and $(38,000) respectively.
Income Taxes
As we released the valuation allowance, we have determined our provision for income taxes in the third quarter of 2014 using an estimated annual effective tax rate, adjusted for any discrete items. The result was an effective tax rate of 7.0% for the nine months ended September 28, 2014 as compared to an effective rate of 0.0% for the nine months ended September 28, 2013.

KEY FINANCIAL AND OPERATING MEASURES
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The key financial and operating metrics for the three and nine months ended September 28, 2014 and September 29, 2013 are:

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	Change	% Change	September 28, 2014	September 29, 2013	Change	% Change

	(in thousands, except revenue per active customer, average order value and per share amounts)
Adjusted EBITDA	$6,391	$1,791	$4,600	257%	$23,465	$9,260	$14,205	153%
Free cash flow	$31,213	$20,764	$10,449	50%	$32,947	$16,524	$16,423	99%
Active customers	4,531	2,632	1,899	72%	4,531	2,632	1,899	72%
Revenue per active customer	$63	$63	$—	—%	$178	$167	$11	7%
Total orders placed	5,937	3,652	2,285	63%	16,825	9,348	7,477	80%
Average order value	$56.33	$55.16	$1.17	2%	$55.21	$53.99	$1.22	2%
Non-GAAP diluted net income per share	$0.02	$—	$0.02	100%	$0.11	$0.04	$0.07	175%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table above Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings before interest and other income and expense, taxes, depreciation, amortization and stock-based compensation expense. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands)
Net income (loss)	$(795)	$(2,251)	$4,011	$155
Excluding:
Interest (income) expense—net	(92)	(22)	(237)	(86)
Other (income) expense—net	(76)	(10)	(12)	38
Taxes	300	—	300	—
Depreciation and amortization	3,360	1,778	8,878	4,257
Stock-based compensation expense	3,694	2,296	10,525	4,896
Adjusted EBITDA	$6,391	$1,791	$23,465	$9,260
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
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using free cash flow, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands)
Net cash provided by operating activities	$52,041	$25,241	$91,312	$29,244
Capital expenditures	(20,828)	(4,477)	(58,365)	(12,720)
Free cash flow	$31,213	$20,764	$32,947	$16,524
Net cash used in investing activities	$(20,780)	$(4,477)	$(93,313)	$(22,639)
Net cash provided by (used in) financing activities	$2,252	$(1,201)	$2,984	$(1,043)

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
Non-GAAP Diluted Net Income (Loss) Per Share
To provide investors with additional information regarding our financial results, we have also disclosed in the table above, a non-GAAP diluted net income (loss) per share financial measure which assumes the conversion of all outstanding shares of preferred stock at the beginning of the reporting period for periods prior to our IPO in November 2013. Our non-GAAP diluted net income (loss) per share financial measure also assumes that all vesting of restricted stock occurred at the beginning of the applicable reporting periods. In reports filed with the SEC for the periods preceding the period ended June 29, 2014, we did not add back stock-based compensation expense when calculating our non-GAAP diluted net income (loss) per share financial measure. Beginning in our quarterly report for the period ended June 29, 2014 and continued in this Quarterly Report, we have modified our non-GAAP diluted net income (loss) per share financial measure to add back stock-based compensation expense for all periods presented. We do not add back tax adjustments related to stock-based compensation, as we have a limited history of taxable income and applicable effective tax rates, which makes inclusion of such adjustments less useful to investors and others.
We have included non-GAAP diluted net income (loss) per share, inclusive of the change noted above, in this Quarterly Report because it is a key measure used by our management and board of directors. We believe non-GAAP diluted net income (loss) per share is an important indicator of our business performance as this measure facilitates comparisons on a period-to-period basis, which provides useful information to our management and board of directors in understanding our past financial performance and future results. We believe that adding back stock-based compensation expense to our non-GAAP diluted net income (loss) per share financial measure for all periods presented provides a more meaningful comparison between our operating results from period to period because of varying available valuation methodologies, subjective assumptions, the variety of equity instruments that can impact a company's non-cash expenses and the inability of the expense to directly relate to performance in any particular period. Accordingly, we believe that non-GAAP diluted net income (loss) per share provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
A reconciliation of non-GAAP net income (loss) attributable to common stockholders to GAAP net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP dilutive shares to GAAP dilutive shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP dilutive net income (loss) per share, is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands, except share and per share amounts)

GAAP net income (loss) attributable to common stockholders	$(795)	$(4,819)	$4,011	$(7,475)
Add: Accretion of convertible redeemable preferred stock	—	2,568	—	7,630
Add: Distributed earnings attributable to participating securities	—	—	—	—
Add: Stock-based compensation expense	3,694	2,296	10,525	4,896
Non-GAAP net income attributable to common stockholders	2,899	45	14,536	5,051

GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	124,984,564	53,495,263	132,796,014	49,936,220
Add: Convertible preferred stock	—	60,621,233	—	60,621,233
Add: Unvested restricted stock	—	1,471,290	—	4,804,926
Add: Additional dilutive effect of stock options	6,097,063	4,910,835	—	4,614,859
Add: Additional dilutive effect of restricted stock unit awards	7,744	—	—	—
Non-GAAP Weighted average shares used to compute diluted net income per Class A and Class B common share	131,089,371	120,498,621	132,796,014	119,977,238
Non-GAAP diluted net income per share attributable to Class A and Class B common stockholders	$0.02	$—	$0.11	$0.04

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

At September 28, 2014, our cash and cash equivalents balance was $291.0 million, with an additional $53.0 million held in short-term investments. Cash and cash equivalents primarily consist of cash deposits and money market funds. Cash held internationally as of September 28, 2014 was not material.

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

Cash flow information is as follows:

	Nine Months Ended
	September 28, 2014	September 29, 2013

	(in thousands)
Cash provided by (used in):
Operating activities	$91,312	$29,244
Investing activities	(93,313)	(22,639)
Financing activities	2,984	(1,043)
Operating Activities
Our cash flow provided by operating activities is significantly impacted by volume of customer orders from an increased active customer base as compared to prior periods. The impact of the increase in active customers and higher volume of orders resulted in net sales growth of 84% in the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013. The increased order volumes drive increased inventory purchases, increased fulfillment activities and a greater investment in infrastructure including human capital. The below noted timing differences are a result of the significant increase in order volumes and net sales experienced in the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013.
The increase in deferred revenue was primarily due to an increase in customer orders during the period which had not been delivered as of the end of the period and a change in payment collection processing during the current year. The changes in inventory were primarily due to changes in the number of items sold, which were either in the fulfillment centers awaiting shipment to customers or in-transit to customers. The increase in accounts payable and accrued expenses and other liabilities was primarily due to the growth in the business during the period, which primarily relate to amounts owed to vendors for products sold on our sites, transportation expenses for products being shipped into and out of our fulfillment centers, member and customer acquisition marketing expenses and deferred rent increases.
Net cash provided by operating activities was $91.3 million in the nine months ended September 28, 2014, as a result of net income of $4.0 million, adding back non-cash charges of $19.1 million and changes in our operating assets and liabilities that provided $68.2 million in positive cash flow. Non-cash charges primarily consisted of stock-based compensation expense of $10.5 million and depreciation and amortization of $8.9 million. The net changes in our operating assets and liabilities was a result of increased deferred revenue of $44.9 million, accounts payable of $24.7 million and accrued expenses and other liabilities of $17.9 million offset by increases in inventories of $9.8 million, accounts receivable of $7.5 million and prepaid expenses and other assets of $2.0 million. The increases in accounts receivable, inventory, deferred revenue, accounts payable, and accrued expenses and other liabilities were primarily due to growth in events, orders and net sales during the period and an increase to our deferred rent liability.

Net cash provided by operating activities was $29.2 million in the nine months ended September 29, 2013, as a result of net income of $0.2 million, adding back stock-based compensation expense and other non-cash charges of $9.2 million and changes in our operating assets and liabilities that provided $19.9 million in cash. Inventory increased $7.2 million, accounts receivable increased $2.4 million and prepaid expenses increased $1.8 million offset by increases in deferred revenue of $12.8 million, accounts payable of $12.2 million and accrued expenses of $6.3 million. The increases in accounts receivable, inventory, deferred revenue, accounts payable and accrued expenses were primarily due to growth in events, orders and net sales during the period.
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
Net cash used in investing activities was $93.3 million in the nine months ended September 28, 2014. This was primarily attributable to purchases of short-term investments related to excess cash of $112.9 million and $58.4 million in capital expenditures offset by proceeds from the maturity of available-for-sale securities of $53.0 million and proceeds from the sale of available-for-sale securities of $25.0 million. The capital expenditures primarily related to additional equipment in our fulfillment centers and leasehold improvements at our new corporate office space in Seattle to support our growth.
Net cash used in investing activities was $22.6 million in the nine months ended September 29, 2013. This was primarily attributable to purchases of short-term investments related to excess cash of $18.0 million and $12.7 million in capital expenditures, which related to additional equipment for our fulfillment centers as well as software purchases and internally developed software offset by proceeds from maturities of securities of $8.0 million, which were transferred to cash.
Financing Activities
Net cash provided by financing activities was $3.0 million in the nine months ended September 28, 2014. This was primarily attributable to the receipt of $3.1 million in proceeds from the exercise of stock options and $0.6 million in excess tax benefit from stock-based compensation offset by stock and debt issuance costs of $0.4 million and $0.4 million, respectively.

Net cash used in financing activities was $1.0 million in the nine months ended September 29, 2013. This was primarily attributable to costs incurred for our IPO of $1.6 million partially offset by $0.5 million in proceeds from the exercise of stock options.
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

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 28, 2014, except for operating leases as discussed below.
Contractual Obligations
Our contractual obligations consist of non-cancelable operating leases for equipment, office facilities, fulfillment centers and corporate headquarters. There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 other than the following:

McCarran, Nevada Fulfillment Center

On January 24, 2014, we entered into a lease agreement for a new Nevada fulfillment center. The 12-year lease is for approximately 48 acres of land, including a fulfillment center containing approximately 707,010 square feet of ground floor, which was constructed by the landlord. The property is located in McCarran, Nevada.

We commenced operations in the new Nevada fulfillment center in the third quarter of 2014.

We are obligated to pay approximately $1.3 million in annual base rent in the first year, which includes a free rent period of six months. Beginning in the second year, the annual base rent will be approximately $2.6 million and will increase by 1.75% each year thereafter. We are also obligated to pay certain operating expenses, including property management fees. Additionally, a letter of credit in the amount of $3.0 million was delivered during the first quarter of 2014.

Pursuant to this lease, if we provide at least six months' notice prior to the expiration of the then-current term, we have the option to extend this lease for three additional five-year terms, with certain increases in base rent.

Bethlehem, Pennsylvania Fulfillment Center

On September 8, 2014, we entered into a lease agreement for a new fulfillment center located in Bethlehem, Pennsylvania. The 86-month lease is for approximately 800,250 square feet of ground floor. We expect to begin operating the new fulfillment center in mid-2015.

The initial term of this lease will commence on the earlier of December 31, 2014 or the date we take possession of the leased premises. After two months of free rent, we will be obligated to pay approximately $3.7 million in annual base rent, which shall increase by 2% each year thereafter. We will also be obligated to pay certain operating expenses, including property management fees.

Pursuant to this lease, if we provide at least ten months' notice prior to the expiration of then-current term, we have the option to extend this lease for four additional five-year terms, with certain increases in base rent.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 28, 2014, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 28, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 28, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have rapidly increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 329 as of January 1, 2012 to 2,287 as of September 28, 2014, and we expect to add a significant number of employees during the remainder of 2014. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees, while maintaining our corporate culture. In particular, we intend to continue to make substantial investments to expand our merchandising and technology personnel. We face significant competition for personnel, particularly in the Seattle area where our headquarters is located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. The risks associated with a rapidly growing workforce will be particularly acute internationally. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.
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
While we achieved profitability on an annual basis for the first time for the fiscal year ended December 29, 2013, we incurred net losses of $10.3 million and $11.3 million in the fiscal year ended December 30, 2012 and the fiscal year ended January 1, 2012, respectively, and had an accumulated deficit of $41.1 million as of September 28, 2014. In the three months ended September 28, 2014, we had a net loss of $0.8 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees and managers, incur the costs of being a public company and develop our technology platform and fulfillment infrastructure. These efforts may prove more expensive than we currently anticipate. Although our net sales have grown rapidly, increasing from $438.7 million in the nine months ended September 29, 2013 to $808.7 million in the nine months ended September 28, 2014, we may not be able to sustain this rate of net sales growth or to increase our net sales sufficiently to offset higher expenses. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or improve our gross margins could prevent us from maintaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and operating results may be materially and adversely affected.
We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
We may base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing and type of the orders we receive, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in the United States, Canada, the United Kingdom, Australia and other international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our Class A common stock to decline substantially.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We expect competition in e-commerce generally, and with companies employing a flash sales model in particular, to continue to increase because there are no significant barriers to entry. We currently compete with and expect to increasingly compete with e-commerce businesses, such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers, such as Target Corporation, Toys“R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc., particularly as some of these companies adopt flash sales business practices. A substantial number of flash sales sites have similar business models in related and unrelated market segments, including Gilt Groupe Holdings, Inc., HauteLook (which is owned by Nordstrom, Inc.), MyHabit (which is operated by Amazon.com), One Kings Lane, Inc., Groupon, Inc., Wayfair LLC and RueLaLa.com (which is operated by Retail Convergence.com LP). We also compete with the traditional offline retail industry, including discount and mass merchandisers, such as Target, Toys“R”Us and Walmart, as well as boutique sellers of children’s, women’s and men's apparel and other product categories, such as toys, infant gear, kitchen accessories and home décor.
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
We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We must continue to acquire customers in order to increase net sales and maintain profitability. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase products and may prefer alternatives to our offerings, such as in-store, the retailer’s own website or the websites of our competitors. In the United States, where we have achieved some level of market penetration, acquiring new customers may become more difficult and costly than it has been in the past. We cannot assure you that the net sales from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver an entertaining shopping experience, or if consumers do not perceive the products we offer to be of high value and quality or deliverable within a reasonable period of time, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, the net sales we generate may decrease, and our business, financial condition and operating results may be materially and adversely affected.
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
We also conduct national U.S. television branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers.
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
Our business is highly dependent upon email and mobile "push" notifications for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails and mobile alerts are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or mobile alerts to our subscribers, or if subscribers decline to open our emails or mobile alerts, our net sales and profitability would be adversely affected. Changes in how webmail application providers such as Google Inc., Yahoo! Inc., Microsoft Corporation, AOL Inc. and Comcast Corporation organize, prioritize, filter and deliver email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service contains features that organize incoming emails into categories (such as primary, social, promotions, updates and spam). Such categorization or similar inbox organizational features or filtering by Google Inc. and other webmail application providers may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties such as platform providers Apple App Store or Google Play Store to block, impose restrictions on or charge for the delivery of emails or mobile alerts could also materially and adversely impact our business. From time to time, Internet service providers, webmail applications or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or mobile alerts to third parties or our subscribers. Changes in laws, regulations or third-party provider policies that limit our ability to send such communications or impose additional requirements upon us or our subscribers in connection with sending such communications would also materially and adversely impact our business. Our use of email and mobile alerts to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or mobile alerts. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and operating results.
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

We have designed and built our own fulfillment center infrastructure, including customizing third-party inventory and package handling software systems, which is tailored to meet the specific needs of our business. As we continue to add fulfillment and warehouse volumes and capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. For example, in our prior outsourced third-party fulfillment center, operational difficulties were encountered as our shipping volumes increased dramatically, which resulted in shipping delays and customer dissatisfaction. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition and operating results.

We may not successfully expand our fulfillment center capacity in a timely and cost-effective manner to address future growth, which could delay our shipping times and our business, reputation and operating results could be harmed.

Our current fulfillment center network has the capability to handle limited growth with the current mix of product offerings before additional capacity will be required. Although we recently commenced operations in a new fulfillment center in Nevada, we need to add additional fulfillment center capacity in 2015. To address this need, we entered into a lease agreement for a new fulfillment center located in Bethlehem, Pennsylvania, which we expect to begin operating in mid-2015. The expansion of our fulfillment center capacity will put pressure on our managerial, financial, operational, technology and other resources. We cannot assure you that we will effectively expand into the new Pennsylvania fulfillment center, that our customized inventory and package handling software systems meet our business needs, or that we will be able to execute on our expansion plans, or recruit qualified managerial and operational personnel necessary to support our expansion plans. If we are unable to expand our fulfillment operations and increase fulfillment center capacity or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our failure to adequately and effectively staff our fulfillment centers, through third-parties or with our own employees, or to integrate employees as we are transitioning from our third-party staffing organizations, could adversely affect our shipping times, business and results of operations.

We depend, in part, on a third party to provide staffing for our U.S. fulfillment centers. As of September 28, 2014, there were over 1,600 third party associates in our U.S. fulfillment centers. By using a third-party staffing organization, we face additional risks that are outside of our control, such as employment claims, issues arising from failure to comply with labor or other laws, union organizing activities and any deterioration in the finance and operations of such organization. If our third-party staffing organization is unable to adequately staff our fulfillment centers or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. We depend on a third party to provide fulfillment services for some of our sales outside the United States, and we face similar risks with that third party.

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

We generally do not order inventory from our vendors to be held in our fulfillment centers until after the products have been ordered by our customers. As a result, the time from when an order is placed on our sites to when the product is delivered to our customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. Our average order-to-ship time from our U.S. fulfillment centers in the third quarter of 2014 was 11.6 days. Our relatively slower delivery times may place us at a competitive disadvantage to other e-commerce retailers. If we are required to decrease our delivery times to address this competition or to meet customer demands, we may be required to incur additional shipping costs, which we may or may not be able to pass on to our customers, or to change our operations to carry additional inventory and face additional inventory risk, either of which could adversely affect our business, financial condition and operating results.
Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the apparel, toys, infant gear, kitchen accessories and home décor categories, could adversely impact our operating results.
Our performance is subject to global economic conditions and their impact on levels of consumer spending worldwide, particularly spending on children's, women’s and men's apparel, toys, infant gear, kitchen accessories and home décor. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net sales and have a material adverse effect on our operating results.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and gift cards. For example, the Federal Trade Commission’s Mail or Telephone Order Merchandise Rule requires compliance with certain rules of conduct relating to shipping dates, shipping delays, customer notifications, cancellations and refunds. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
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
We primarily utilize a single third-party data center hosting facility located in the United States. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our sites are processed through, servers in one facility. We are currently transitioning to a new third-party data center hosting facility located in the United States. Failure to effectively transfer our data to this new facility could result in interruptions in the availability or functionality of our sites. We also rely on third-party email service providers, bandwidth providers, Internet service providers and mobile networks to deliver our email and mobile “push” communications to subscribers and to allow subscribers to access our sites. Any damage to, or failure of, the systems of our third-party data center or our other third-party providers could result in interruptions to the availability or functionality of our sites. If for any reason our arrangements with our data center or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our data center or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our sites.
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
Growth and expansion of our international business will require management attention and resources, involves additional risks, and may be unsuccessful, which could harm our future business development and existing domestic operations.
We have conducted limited international business in the United Kingdom, Canada and Australia but plan to grow our current business in these countries and to further expand into new international markets in order to grow our overall business. These growth and expansion plans will require management attention and resources and may be unsuccessful. We have limited experience in selling our products to conform to different local cultures, standards and policies, and the flash sales model we employ and the products we offer may not appeal to customers in the same manner, if at all, in the United Kingdom, Canada, Australia and other geographies. In addition, we may need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us. For example, we permit customer returns in the United Kingdom and expect that we may be required to adopt similar policies in other jurisdictions. We may have to compete with local companies which understand the local market better than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as fulfillment centers in foreign markets, and we may have to invest in these facilities before the success or lack thereof of our international business. We may not be successful in growing our United Kingdom, Canada and Australia business and expanding into any other international markets or in generating desired levels of net sales from our international business. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially and adversely affected.
Our future results could be adversely affected by a number of factors inherent in international business, including:

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

Conducting business internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish and expand our international business will produce desired levels of net sales or profitability. If we invest substantial time and resources to establish and expand our international business and are unable to do so successfully and in a timely manner, our overall business, financial condition and operating results may be materially and adversely affected.
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
We may be subject to litigation and disputes related to our intellectual property rights and technology, as well as disputes related to intellectual property and product offerings of third-party vendors featured by us. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our IPO in November 2013, at a price of $22.00 per share, through November 5, 2014, our Class A common stock's daily closing price on the NASDAQ Global Select Market has ranged from a low of $28.16 to a high of $72.75. On November 5, 2014, the closing price of our Class A common stock was $28.16.
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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	other events or factors, including those resulting from war, incidents of terrorism, public health crises or responses to these events; and

•	the other factors described in this section of our Quarterly Report captioned, “Risk Factors.”

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
We have a small public float relative to the total number of shares of Class A and Class B common stock that are issued and outstanding. Sales of a substantial number of shares of our Class A common stock in the public market or a conversion of a substantial number of shares of our Class B common stock into Class A common stock, or the perception that these sales or conversions might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales or conversions may have on the prevailing market price of our Class A common stock.
In addition, as of September 28, 2014, there were 732,804 shares of Class A common stock and 11,581,822 shares of Class B common stock subject to outstanding options. All of the shares of Class A common stock issuable upon exercise of options (or upon conversion of Class B common stock issued upon exercise of options) have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
As of September 28, 2014, holders of approximately 50.8 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for zulily or other stockholders.
The dual class structure of our common stock and the existing ownership of capital stock by our executive officers and directors have the effect of concentrating voting control with our executive officers and directors for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, the holders of Class B common stock collectively will continue to be able to control a majority of the voting power even if their stock holdings represent as few as approximately 9.1% of the outstanding number of shares of our common stock. As of September 28, 2014, the holders of Class B common stock collectively own shares representing approximately 92.0% of the voting power of our outstanding capital stock. Our executive officers and directors, collectively, continue to beneficially own shares representing a majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity compensation plans or adoption of new equity compensation plans and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” at the end of our current fiscal year, as we will be deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we rely on these exemptions.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and has increased demand on our systems and resources. We expect these costs, difficulties and demands to increase after we are no longer an “emerging growth company” starting with our next fiscal year. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire additional employees or engage outside consultants, which will increase our costs and expenses.
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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 15, 2013 pursuant to Rule 424(b) under the Securities Act. As of September 28, 2014, we had not used any proceeds from our IPO. Pending the uses described, we maintain the cash received in cash and cash equivalents as well as short-term investments.

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

zulily, inc.
(Registrant)

Date: November 6, 2014	By:	/s/ Marc Stolzman
Marc Stolzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of zulily, inc.	8-K	001-36188	3.1	11/21/2013
3.2		Amended and Restated Bylaws of zulily, inc.	S-1	333-191617	3.4	10/8/2013
4.1		Form of Class B Common Stock Certificate	10-K	001-36188	4.1	2/28/2014
4.2		Third Amended and Restated Investor Rights Agreement, dated November 5, 2012	S-1	333-191617	4.1	10/8/2013
4.3		Amendment No. 1 to Third Amended and Restated Investor Rights Agreement, dated October 17, 2013	S-1/A	333-191617	4.2	10/25/2013
10.1		Lease Agreement, dated as of September 8, 2014, by and between Liberty Property Limited Partnership and zulily, inc.					X
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.					X
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.