Form 10-K
period 2014-12-28
zulily, inc.
filed 2015-02-24
CIK 1478484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014

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
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2014, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,594,631,642 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 20, 2015, there were 68,345,478 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 56,644,920 shares of the registrant's Class B Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2015 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant's fiscal year ended December 28, 2014.

ZULILY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2014

Unless the context suggests otherwise, references in this Annual Report on Form 10-K, or Annual Report, to "zulily," the "Company," "we," "us," and "our" refer to zulily, inc. and, where appropriate, its subsidiaries.

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

Item 1.    Business
Overview
zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. We launched the zulily website in January 2010 with the goal of revolutionizing the way moms shop. Today, we are one of the largest standalone e-commerce companies in the United States. Through our desktop and mobile websites and mobile applications, which we refer to as our “sites,” we help our customers discover new and unique products at great values that they would likely not find elsewhere. We provide customers a fun and entertaining shopping experience with a fresh selection of product styles offered on a typical day through flash sales events, which are limited-time curated online sales of selected products launched each day on our sites. We source our merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. By bringing together millions of customers and a daily selection of products chosen from our vendor base, we have built a large scale and uniquely curated marketplace.
We have organized our operations into two principal segments. The North America segment consists of amounts earned from retail and services sales through our U.S.-operated sites, including sales from the sites to customers in the United States, Canada, Australia and other foreign countries. The U.K. segment consists of amounts earned from retail and services sales through our U.K.-operated sites, including sales from the sites to customers in the United Kingdom and other countries in Europe. See Note 10: "Segment Information" and Note 14: "Subsequent Events" of the Notes to Consolidated Financial Statements within Item 8 of Part II of this Annual Report.
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
Every morning, we launch a variety of flash sales events. These events feature thousands of product styles from different vendors and typically last for 72 hours. The day’s events are kicked off by an early morning email to our email subscribers and “push” communication to users of our mobile applications. Offerings are only available for a limited time and in a limited quantity, creating urgency to browse and purchase. The majority of our products are sourced from emerging brands and smaller boutique vendors that our customers may not have heard of and whose products are not widely available online. We also offer larger nationally known brands that appeal to our customers and draw new customers to our sites.
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
Our objective is to be the leading online retail destination for moms. We plan to attain this goal through the following key strategies:
Continue to Acquire New Customers.    We plan to grow our customer base by attracting visitors to our sites through targeted and cost-effective marketing campaigns and then converting these email subscribers into active customers. We test new marketing channels and campaigns aimed at attracting new email subscribers and converting existing email subscribers into customers, constantly and rigorously measuring the returns on these campaigns.
Continue to Increase Customer Loyalty and Repeat Purchasing.    Our goal is to maintain our leadership as a preeminent e-commerce company by continuing to offer a wide variety of new and unique products, refreshed daily and curated specifically for each customer, at compelling values and presented in a fun and entertaining format. Ultimately, we aim to become part of each of our customer’s daily routine by broadening the ways in which we interact with our customers, including via mobile, social and email channels. We also regularly introduce new categories, brands and products of interest to our customers, and work to maximize the relevance of the items we display, thereby improving customer satisfaction, increasing customer loyalty and driving higher repeat purchasing.
Continue to Add New Vendors and Strengthen Existing Vendor Relationships.    Our merchandising team is continually discovering new vendors with compelling and unique merchandise to add to our large base of existing repeat vendors. We use the substantial structural advantages in our business model to build strong long-term relationships with our vendor partners. Our platform creates a large-scale marketing, technology and distribution advantage that our vendors can leverage, efficiently and cost-effectively, to drive greater brand awareness and significant incremental sales. We will continue to develop tools and resources that allow us to provide our new and existing vendors with a compelling return on investment and a successful platform to scale their businesses. In the near term, we plan to continue to expand our vendor fulfillment services, consignment arrangements and other services to continue to strengthen vendor relationships.
Continue to Invest in Our Mobile Platform.    The e-commerce industry’s shift to mobile represents a key growth opportunity for us. We expect our mobile revenue to continue to grow as a percentage of our net sales.
Expand International Presence.    To date, we have primarily focused on growing our U.S. business and are just beginning to focus on our international strategy, which has included expanding into the United Kingdom, Canada, Australia and Ireland. We are gradually increasing the level of investment in our international expansion and plan to continue to understand, invest in and develop international markets, balanced with a continued focus on building the core U.S. market.
Opportunistically Pursue Strategic Acquisitions.    We may expand our business through opportunistic acquisitions that will allow us to enhance our customer offering, enter new geographies or leverage our existing platform capabilities, among other things.

Product Offerings and Vendor Relationships

We offer merchandise primarily targeted at moms purchasing for their family, themselves and their homes. Our merchandise includes women’s, children’s and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. Many of our customers initially purchase in one product category, but as they discover new products on our sites, they purchase from other categories as well. Our model of rapidly launching new styles allows us to easily experiment with new categories efficiently and cost-effectively. The average value of an order placed during the fiscal years ended December 28, 2014 and December 29, 2013 was $56.07 and $54.75, respectively. Our current categories include:

Category	Offering
Women’s Apparel	Apparel, Special Sizes, Maternity/Nursing, Intimates, Accessories, Shoes

Children’s Apparel	Infant, Two to Six Year Old Children, Tween Girls, Tween Boys, Accessories, Shoes

Men's Apparel	Apparel, Accessories, Shoes

Children’s Merchandise	Infant Gear, Sports Equipment, Toys, Books

Other Merchandise	Kitchen Accessories, Home Décor, Entertainment, Electronics, Pet Accessories, Health and Beauty Products
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

Technology
Continual innovation through investment in technology is core to our business. We use our technology platform to improve the experience of our customers and vendors, increase the purchase frequency and average order size of our customers and optimize the efficiency of our business operations. Our technology team is focused on rapid innovation through advanced agile software development processes. Our scalable platform uses custom-built and third-party technologies to support our specific customer and vendor requirements, including handling significant spikes in site traffic and transactions on a daily basis, and the rapid and complex order fulfillment needs that are unique to our flash sales and minimal inventory model. We believe we can quickly scale our infrastructure to accommodate significantly higher volumes of site traffic, customers, orders and the overall growth in our business.
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

•
Merchandising and Vendor Tools.    We have built tools, including vendor management, vendor portal, catalog and event management that leverage our own proprietary technology and open source technology to manage our event process from end-to-end. Our platform supports hundreds of internal users and thousands of vendors and is designed specifically to effectively support emerging brands and smaller boutique vendors who may have limited systems and technical expertise.

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

Customer Service
Our goal in customer service is to “deliver magical service that inspires customers to be advocates for life.” We use both in-house operations and a U.S.-based third-party customer service provider which allows us to deliver high quality service at lower costs. Our goal is to deliver the highest quality of customer service to our customers, and our customer service operators are empowered to make the right decision for the customer and strengthen that customer's experience with zulily.
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
Seasonality
We believe our results are impacted by a pattern of increased sales during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter which has resulted in increased sales during a portion of the third quarter and the fourth quarter each fiscal year, which then results in lower sequential growth in the first quarter. The fourth quarter accounted for approximately 32.6% and 36.9% of our net sales in the fiscal years ended December 28, 2014 and December 29, 2013, respectively. See Item 1A, “Risk Factors” for further information regarding seasonality.
Competition
We view our target market broadly and we believe we are competitive with any retailer where our customers shop. We face significant competition from both online and offline retailers. Our customers have a wide variety of shopping options that include:

•
Direct e-Commerce Websites and Online Marketplaces.    These websites include pure play e-commerce companies, such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers, such as Target Corporation, Toys“R”Us, Inc., and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. A substantial number of flash sales sites have similar business models in related and unrelated market segments, including Gilt Groupe Holdings, Inc., HauteLook (which is owned by Nordstrom, Inc.), MyHabit (which is operated by Amazon.com), One Kings Lane Inc., Groupon, Inc., Wayfair LLC and RueLaLa.com (which is operated by Retail Convergence.com LP).

•
In-person Stores and Boutiques.    These include discount and mass-merchandisers, such as Ross Stores, Inc., Target Corporation, The TJX Companies, Inc., Toys“R”Us, Inc., and Wal-Mart Stores, Inc., as well as boutique sellers of women's, children’s and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor.

We compete based on: product curation and selection, personalization, value, convenience, ease of use, consumer experience, vendor satisfaction and shipping time and cost. While our industry is evolving rapidly and is becoming increasingly competitive, we believe that we compete favorably across these dimensions taken as a whole.
Intellectual Property
We rely on laws and regulations, contractual restrictions, copyrights, and trademarks to protect our intellectual property and proprietary rights. Our employees and contractors also typically enter into agreements to assign to us the inventions and content they produce in performing their jobs. We control access to our confidential information by entering into confidentiality agreements with our employees, contractors and third parties, such as vendors, service providers, individuals and entities that may be exploring a business relationship with us. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization.
We have registered numerous Internet domain names related to our business. As of December 28, 2014, we had two pending patent applications directed to our technology in the United States. In addition, we pursue the registration of our trademarks in the United States and certain other locations outside of the United States; however, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the United States and certain other countries, we have registered or have applications pending for our key trademarks: zulily, the zulily design mark and the “Z” design associated with our mobile applications.

Employees
As of December 28, 2014, we had 2,907 employees globally. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our fulfillment centers. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Fiscal Year
Our fiscal year ends on the Sunday closest to December 31 of the respective calendar year. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.
Corporate Information
We were incorporated in 2009 in Delaware. zulily's principal executive office is located at 2601 Elliott Avenue, Suite 200, Seattle, WA 98121. We also operate a buying and studio office in Columbus, Ohio and a customer service office in Gahanna, Ohio and have fulfillment centers in McCarran, Nevada and Lockbourne, Ohio. Our telephone number is (877) 779-5614 and our website address is www.zulily.com. The information on, or that can be accessed through, our website, is not part of this Annual Report.
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

•	respond to macroeconomic trends;

•	hire, integrate and retain talented merchandise buyers and other personnel; and

•	effectively manage rapid growth in our personnel and operations.

We experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and can result in significant fluctuations in our net sales from period-to-period. We base our expense levels and investment plans on our estimates of net sales and gross margins. A significant portion of our expenses and investments is fixed, and we may be unable to adjust our spending quickly if our net sales or our gross margins are worse than expected.
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
To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have rapidly increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 329 as of January 1, 2012 to 2,907 as of December 28, 2014, and we expect to add a number of employees during 2015. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees, while maintaining our corporate culture. In particular, we intend to continue to make substantial investments to expand our merchandising and technology personnel. We face significant competition for personnel, particularly in the Seattle area where our headquarters is located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.
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
While we achieved profitability on an annual basis for each of the fiscal years ended December 28, 2014 and December 29, 2013, we incurred net losses of $10.3 million and $11.3 million in the fiscal years ended December 30, 2012 and January 1, 2012, respectively, and had an accumulated deficit of $30.2 million as of December 28, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees and managers, incur the costs of being a public company and develop our technology platform and fulfillment infrastructure. These efforts may prove more expensive than we currently anticipate. Although our net sales have grown rapidly, increasing from $695.7 million in the fiscal year ended December 29, 2013 to $1.2 billion in the fiscal year ended December 28, 2014, we may not be able to sustain this rate of net sales growth or to increase our net sales sufficiently to offset higher expenses. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or improve our gross margins could prevent us from maintaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and operating results may be materially and adversely affected.
We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
We may base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing and type of the orders we receive, as well as the rate of customer activation and repeat customer behavior, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in the United States, the United Kingdom, Canada, Australia, Ireland and other international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our Class A common stock to decline substantially.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We expect competition in e-commerce generally, and with companies employing a flash sales model in particular, to continue to increase because there are no significant barriers to entry. We currently compete with and expect to increasingly compete with e-commerce businesses, such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers, such as Target Corporation, Toys“R”Us, Inc. and Wal-Mart Stores, Inc.,

and online marketplaces such as eBay Inc., particularly as some of these companies adopt flash sales business practices. A substantial number of flash sales sites have similar business models in related and unrelated market segments, including Gilt Groupe Holdings, Inc., Groupon, Inc., HauteLook (which is owned by Nordstrom, Inc.), MyHabit (which is operated by Amazon.com), One Kings Lane, Inc., RueLaLa.com (which is operated by Retail Convergence.com LP) and Wayfair LLC. We also compete with the traditional offline retail industry, including discount and mass merchandisers, such as Ross Stores, Inc., Target, The TJX Companies, Inc., Toys“R”Us and Walmart, as well as boutique sellers of women's, children’s and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor.
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
If we fail to acquire new customers or engage existing customers, we may not be able to increase net sales or maintain profitability.
We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We must continue to acquire customers and engage existing customers in order to increase net sales and maintain profitability. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase products and may prefer alternatives to our offerings, such as in-store, the retailer’s own website or the websites of our competitors. In the United States, where we have achieved some level of market penetration, acquiring new customers may become more difficult and costly than it has been in the past. For example, in the fiscal year ended December 28, 2014, we saw an increase in customer acquisition costs compared to the prior year. We cannot assure you that the net sales from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver an entertaining shopping experience, or if consumers do not perceive the products we offer to be of high value and quality or deliverable within a reasonable period of time, we may not be able to acquire new customers or engage existing customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business or consistent with previously acquired customers, or engage our existing customers, the net sales we generate may decrease, and our business, financial condition and operating results may be materially and adversely affected.
We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. If the level of usage by our customer base declines or does not grow as expected, we may suffer a decline in customer retention or growth or net sales. A significant decrease in the level of usage or current or anticipated customer growth would have a material adverse effect on our business, financial condition and operating results.
We have relationships with social networking sites, such as Facebook, Pinterest, Twitter and Tumblr, online services, search engines, affiliate marketing websites, directories and other websites and e-commerce businesses to provide advertising and other links that direct customers to our sites. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with the channels that are used by our current and prospective customers and cost-effectively drive traffic to our sites. We rely on these relationships as significant sources of traffic to our sites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers, engage existing customers and our financial condition would suffer.
We also conduct television branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers.
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

If our assumptions regarding our customer acquisition investment and resulting net sales from these customers, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate net sales from our investments in new customer acquisitions may be less than we have assumed and have experienced in the past. In such case, we may need to increase expenses or otherwise alter our strategy, and our business, financial condition and operating results may be materially and adversely affected.
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

We have broadened our product offering beyond children's apparel, to include women’s apparel, toys, infant gear, men's apparel, kitchen accessories, home décor and other categories. We continue to explore additional categories which may be accepted by our target customers. If we offer new products or categories that are not accepted by our customers or that adversely impact the customer experience, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If we expand into new categories, consumer demands may be different, and there is no assurance that the flash sales model will be successful in these new categories. We may make substantial investments in such new categories in anticipation of future net sales. If the launch of a new category requires investments greater than we expect, if we are unable to attract vendors that produce sufficient high quality, value-oriented products or if the sales generated from a new category grow more slowly or produce lower gross margins than we expect, our results of operations could be adversely impacted. Expansion of our product lines may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source and curate these new products. We may also face greater competition in specific categories from Internet sites that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional product categories, and our customers may have additional considerations in deciding whether or not to purchase these additional product categories. In addition, the relative profitability, if any, of new product lines may be lower than what we have experienced historically, and we may not generate sufficient net sales from new product initiatives to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth and have a material adverse effect on our business, financial condition and operating results.
Our business relies heavily on email and mobile "push" notifications, and any restrictions on the sending of emails or mobile alerts or an inability to timely deliver such communications could adversely affect our net sales and business.
Our business is highly dependent upon email and mobile "push" notifications for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails and mobile alerts are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or mobile alerts to our subscribers, or if subscribers decline to open our emails or mobile alerts, our net sales and profitability would be adversely affected. For example, our net sales growth in fiscal year 2014 as compared to fiscal year 2013 was partially constrained by email deliverability issues with some of our email subscribers during the third quarter of 2014 and our cautious stance regarding email marketing in the fourth quarter of 2014 in order to prevent any future email deliverability issues. Changes in how webmail application providers such as Google Inc., Yahoo! Inc., Microsoft Corporation, AOL Inc. and Comcast Corporation organize, prioritize, filter and deliver email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service contains features that organize incoming emails into categories (such as primary, social, promotions, updates and spam). Such categorization or similar inbox organizational features or filtering by Google Inc. and other webmail application providers may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties such as platform providers Apple App Store or Google Play Store to block, impose restrictions on or charge for the delivery of emails or mobile alerts could also materially and adversely impact our business. From time to time, Internet service providers, webmail applications or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or mobile alerts to third parties or our subscribers. Changes in laws, regulations or third-party provider policies that limit our ability to send such communications or impose additional requirements upon us or our subscribers in connection with sending such communications would also materially and adversely impact our business. Our use of email and mobile alerts to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or mobile alerts. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and operating results.
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
We believe that the brand we have built with our customers has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “zulily” brand is critical to expanding our base of customers and vendors. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain the “zulily” brand or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to continue to provide reliable, trustworthy and high quality products that are timely delivered to our customers and a reliable, trustworthy and profitable market to our vendors, which we may not do successfully.
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

Our current fulfillment center network has the capability to handle limited growth with the current mix of product offerings before additional capacity will be required. We commenced operations in a new Nevada fulfillment center in the third quarter of 2014. We also entered into a lease agreement for a new fulfillment center located in Bethlehem, Pennsylvania, which we expect to begin using in 2015. The expansion of our fulfillment center capacity will put pressure on our managerial, financial, operational, technology and other resources. We cannot assure you that we will effectively expand into the new Pennsylvania fulfillment center, that our customized inventory and package handling software systems meet our business needs, or that we will be able to execute on our expansion plans, or recruit qualified managerial and operational personnel necessary to support our expansion plans. If we are unable to expand our fulfillment operations, increase fulfillment center capacity or effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our failure to adequately and effectively staff our fulfillment centers, through third-parties or with our own employees, or to integrate employees as we are transitioning from our third-party staffing organizations, could adversely affect our shipping times, business and results of operations.

We depend, in part, on a third party to provide staffing for our U.S. fulfillment centers. As of December 28, 2014, there were over 1,400 third-party associates in our U.S. fulfillment centers. By using a third-party staffing organization, we face additional risks that are outside of our control, such as employment claims, issues arising from failure to comply with labor or other laws, union organizing activities and any deterioration in the finance and operations of such organization. If our third-party staffing organization is unable to adequately staff our fulfillment centers or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. We depend on a third party to provide fulfillment services for some of our sales outside the United States, and we face similar risks with that third party.

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

We generally do not order inventory from our vendors to be held in our fulfillment centers until after the products have been ordered by our customers. As a result, the time from when an order is placed on our sites to when the product is delivered to our customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. Our average order-to-ship time from our U.S. fulfillment centers in the fourth quarter of 2014 was 13.7 days. In an effort to reduce order-to-ship times without carrying additional inventory, we have expanded consignment and fulfillment services for our vendors. We may not achieve our anticipated improvement in delivery times if we are unable to effectively deploy these services or engage a sufficient number of vendors to adopt these services. Our relatively slower delivery times may place us at a competitive disadvantage to other e-commerce retailers and may cause customers to stop purchasing from us. If we are required to decrease our delivery times to address this competition or to meet customer demands, we may be required to incur additional shipping costs, which we may or may not be able to pass on to our customers, or to change our operations to carry additional inventory and face additional inventory risk, either of which could adversely affect our business, financial condition and operating results.
Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the apparel, toys, infant gear, kitchen accessories and home décor categories, could adversely impact our operating results.
Our performance is subject to global economic conditions and their impact on levels of consumer spending worldwide, particularly spending on women's, children's and men's apparel, toys, infant gear, kitchen accessories and home décor. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net sales and have a material adverse effect on our operating results.
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
To support our large and diverse base of vendors and our flash sales model that requires constantly changing products, we must incur significant costs, including costs related to our merchandising team, photography studios and creative personnel. As our business grows, we may not be able to continue to expand our product offerings in a cost-effective manner. Expanding personnel in our merchandising and studio departments is challenging due to competition for such personnel, and expansion of our studio spaces may require fixed expenses and investments that will impact profitability and may not be recouped if sufficient additional net sales are not generated.

In addition, the variety in size and sophistication of our vendors presents different challenges to our infrastructure and operations. Our emerging brands and smaller boutique vendors may be less experienced in manufacturing and shipping, which in the past has led to inconsistencies in quality, delays in the delivery of merchandise or additional fulfillment cost. Our larger national brands may impose additional requirements on us or offer less favorable terms than our smaller vendors related to margins and inventory ownership and risk and may also be unable to ship products timely. If we are unable to maintain and effectively manage our relationships with our emerging brands and smaller boutique vendors or our larger national brands, our business, financial condition and operating results could be materially and adversely affected.
Failure of our vendors to supply high quality and compliant merchandise in a timely manner may damage our reputation and brand and harm our business.
We depend on our vendors to supply high quality merchandise in a timely manner. The failure of our vendors to supply merchandise which meets our quality standards or the quality standards of our customers could damage our reputation and harm our business, financial condition and operating results.
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
In addition, our vendors may have difficulty adjusting to our changing demands and growing business. As our business grows, our vendors will be required to provide us with a high volume of merchandise on a timely basis. Failure of our vendors to successfully address these increased volumes may result in shipping delays and customer dissatisfaction, which could harm our reputation and ultimately, our business, financial condition and operating results. Failure of our vendors to provide us with quality merchandise that complies with all applicable U.S. and international laws, including but not limited to product safety regulations and legislation, in a timely and effective manner could also damage our reputation and brand and could lead to an increase in customer litigation against us and an increase in our routine and non-routine litigation costs. Further, any merchandise could become subject to a recall, regulatory action or legal claim, which could result in increased legal expenses as well as damage to our reputation and brand and harm to our business. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Such developments could have a material adverse effect on our business, financial condition and operating results.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, text messages, content protection, electronic contracts and communications, consumer protection and gift cards. For example, the Federal Trade Commission’s Mail or Telephone Order Merchandise Rule requires compliance with certain rules of conduct relating to shipping dates, shipping delays, customer notifications, cancellations and refunds. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

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
We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, multiple tax years and jurisdictions are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and uncertain tax positions are re-evaluated or resolved. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition and operating results.
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
We primarily utilize a single third-party data center hosting facility located in the United States. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our sites are processed through, servers in one facility. If we were to transition to additional servers, failure to effectively transfer our data could result in interruptions in the availability or functionality of our sites. We also rely on third-party email service providers, bandwidth providers, Internet service providers and mobile networks to deliver our email and mobile “push” communications to subscribers and to allow subscribers to access our sites. Any damage to, or failure of, the systems of our third-party data center or our other third-party providers could result in interruptions to the availability or functionality of our sites. If for any reason our arrangements with our data center or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our data center or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our sites.
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
We have conducted limited international business in the United Kingdom, Canada, Australia and Ireland, but plan to grow our business in these countries and to further expand into new international markets in order to grow our overall business. These growth and expansion plans will require management attention and resources and may be unsuccessful. We have limited experience in selling our products to conform to different local cultures, standards and policies, and the flash sales model we employ and the products we offer may not appeal to customers in the same manner, if at all, in the United Kingdom, Canada, Australia, Ireland and other geographies. In addition, we may need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us. For example, we permit customer returns in the United Kingdom and expect that we may be required to adopt similar policies in other jurisdictions. We may have to compete with local companies which understand the local market better than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as fulfillment centers in foreign markets, and we may have to invest in these facilities before the success or lack thereof of our international business. We may not be successful in growing our United Kingdom, Canada, Australia and Ireland business and expanding into any other international markets or in generating desired levels of net sales from our international business. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially and adversely affected.
Our future results could be adversely affected by a number of factors inherent in international business, including:

•	localization of our product offerings, including compliance with product safety regulatory schemes as well as translation into foreign languages and adaptation for local practices;

•	different consumer demand dynamics, which may make the flash sales model less successful compared to the United States;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	risks resulting from changes in currency exchange rates;

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

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
Our principal offices are located in Seattle, Washington, an area that has experienced earthquakes in the past, and are thus vulnerable to damage. We also operate a buying and studio office in Columbus, Ohio and a customer service office in Gahanna, Ohio and have fulfillment centers in McCarran, Nevada and Lockbourne, Ohio. Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain, including our ability to ship products to customers, from or to the impacted region and could impact our ability or the ability of third parties to operate our sites and ship products. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing or responding to competitive pressures.
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
The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering ("IPO") in November 2013, at a price of $22.00 per share, through February 20, 2015, our Class A common stock's daily closing price on the NASDAQ Global Select Market has ranged from a low of $14.20 to a high of $72.75. On February 20, 2015, the closing price of our Class A common stock was $14.40.
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

•
failure of securities analysts to maintain coverage of our company, changes in financial estimates or ratings or negative commentary by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

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
In addition, as of December 28, 2014, there were 751,762 shares of Class A common stock and 11,327,185 shares of Class B common stock subject to outstanding options and 365,130 shares of Class A common stock subject to unvested restricted stock unit awards. All of the shares of Class A common stock issuable upon exercise of options (or upon conversion of Class B common stock issued upon exercise of options) and vesting of restricted stock unit awards have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.
As of December 28, 2014, holders of approximately 43.4 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of Class A common stock issued or issuable upon conversion of Class B common stock or to include such shares in registration statements that we may file for zulily or other stockholders.
The dual class structure of our common stock and the existing ownership of capital stock by our executive officers and directors have the effect of concentrating voting control with our executive officers and directors for the foreseeable future, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, the holders of Class B common stock collectively will continue to be able to control a majority of the voting power even if their stock holdings represent as few as approximately 9.1% of the outstanding number of shares of our common stock. As of December 28, 2014, the holders of Class B common stock collectively own shares representing approximately 91.3% of the voting power of our outstanding capital stock. Our executive officers and directors, collectively, continue to beneficially own shares representing a majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity compensation plans or adoption of new equity compensation plans and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and has increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire additional employees or engage outside consultants, which will increase our costs and expenses.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires us to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.
We and our independent registered public accounting firm previously identified a material weakness in our internal control over financial reporting, subsequent to the issuance of our consolidated financial statements for the fiscal years ended December 30, 2012, and January 1, 2012. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the lack of sufficient technical accounting skills within our accounting and finance organization. During the three months ended March 30, 2014, we implemented steps to address the previously identified material weakness. Based on the steps implemented, which included increasing the size, depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls, we concluded that we remediated the previously identified material weakness.
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

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties
Our principal executive offices are located at 2601 Elliott Avenue, Suite 200, Seattle, Washington. The lease for our principal executive offices is for 303,804 square feet and expires in 2024, and provides for a right to terminate in January 2021, subject to satisfaction of certain payment obligations. We lease an approximately 737,000 square foot fulfillment center in Lockbourne, Ohio, pursuant to a lease that expires in May 2017. We also lease an approximately 28,700 square foot corporate office which houses a merchandising team and production studios in Columbus, Ohio, pursuant to a lease that expires in May 2017. We lease an approximately 32,500 square foot corporate office in Gahanna, Ohio, which houses a customer service team, pursuant to a lease that expires in August 2015. We lease an approximately 707,010 square foot fulfillment center in McCarran, Nevada, pursuant to a lease that expires in August 2026. We also entered into an 86-month lease in September 2014 for approximately 800,250 square feet of ground floor space in Bethlehem, Pennsylvania. We lease an approximately 7,000 square foot office space in the United Kingdom, pursuant to a lease that expires in June 2015. We believe that our facilities are suitable and adequate to meet our current needs. We intend to add new facilities and fulfillment centers or expand existing facilities and fulfillment centers as needed as we add employees and expand operations. We believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3.    Legal Proceedings

See Note 5: "Commitments and Contingencies" of the Notes to Consolidated Financial Statements within Item 8, of Part II of this Annual Report for information regarding legal proceedings.
Item 4.    Mine Safety Disclosures

None.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our Class A common stock has traded on the NASDAQ Global Select Market under the symbol “ZU” since November 15, 2013. Prior to that date, there was no public market for our Class A common stock. There is no public trading market for our Class B common stock. The following table sets forth the high and low intra-day sales prices per share for our Class A common stock on the NASDAQ Global Select Market.

	Common Stock Price
	2014		2013
	High	Low	High*	Low*
1st Quarter	$73.50	$35.08	N/A	N/A
2nd Quarter	$56.81	$28.75	N/A	N/A
3rd Quarter	$41.89	$31.88	N/A	N/A
4th Quarter	$41.75	$22.61	$44.96	$34.19

*Beginning November 15, 2013

Holders of Record
As of February 20, 2015, there were 26 stockholders of record of our Class A common stock and 105 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this numbers of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
We have never declared or paid dividends on our capital stock except for the deemed dividend to preferred stockholders in our fiscal year 2012. We do not intend to declare or pay cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.
Our future ability to pay cash dividends on our stock is limited by the terms of our January 2014 credit facility that restricts our ability to make certain restricted payments, which include the payment of cash dividends, other than certain exceptions set forth in such credit agreement. We have the ability to make future cash dividend payments under the terms of the credit agreement if, at the time of and on a pro forma basis immediately after making such cash dividend payment, we remain in compliance with certain financial covenants set forth in such credit agreement. We may be further limited by the terms of any future debt or preferred securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 28, 2014, we repurchased the following shares from a former employee by exercising our right to repurchase unvested shares upon termination of employment at a price equal to the original purchase price paid by such employee for such shares:

			(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)

September 29 - October 28, 2014	—	N/A	N/A	N/A
October 29 - November 28, 2014	4,558	$0.728	N/A	N/A
November 29 - December 28, 2014	—	N/A	N/A	N/A
Total	4,558	$0.728	N/A	N/A
Sales of Unregistered Securities
None.
Use of Proceeds from Public Offering of Common Stock

Our registration statement on Form S-1 (File No. 333-191617) for our IPO was declared effective by the SEC on November 14, 2013.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 15, 2013 pursuant to Rule 424(b) under the Securities Act. However, a portion of the proceeds may be used to effect repurchases of our common stock under the repurchase program described elsewhere in this Annual Report. As of December 28, 2014, we had not used any proceeds from our IPO. Pending the uses described, we maintain the cash received in cash and cash equivalents as well as short-term investments.

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
The closing price of our Class A common stock on December 26, 2014, the last trading day of fiscal 2014, was $23.28 per share.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

Among zulily, inc., the NASDAQ Composite Index, and S&P 500 Retailing Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/15/13
11/13
12/13
1/14
2/14
3/14
4/14
5/14
6/14
7/14
8/14
9/14
10/14
11/14
12/14
zulily, inc.
NASDAQ Composite
S&P 500 Retailing

*$100 invested on 11/15/13 in stock or 10/31/13 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.    Selected Financial and Other Data
The selected consolidated statements of operations data for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 and the consolidated balance sheet data as of December 28, 2014 and December 29, 2013 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. The consolidated balance sheet data for the fiscal year ended December 30, 2012 and the consolidated statements of operations data for the fiscal years ended January 1, 2012 and December 31, 2010 are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results that should be expected in the future. The selected consolidated financial and other data should be read in conjunction with the sections entitled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, "Financial Statements and Supplementary Data."

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Net sales	$1,200,079	$695,709	$331,240	$142,545	$18,376
Cost of sales(1)	875,633	502,318	240,943	104,949	12,574
Gross profit	324,446	193,391	90,297	37,596	5,802
Operating expenses:
Marketing expenses(1)	100,730	59,667	37,780	20,228	4,897
Selling, general and administrative expenses(1)	207,986	120,695	63,071	28,905	7,112
Total operating expenses	308,716	180,362	100,851	49,133	12,009
Income (loss) from operations	15,730	13,029	(10,554)	(11,537)	(6,207)
Interest income (expense)—net	317	136	43	20	(169)
Other income (expense)—net	(46)	99	176	203	(627)
Net income (loss) before provision for income taxes	16,001	13,264	(10,335)	(11,314)	(7,003)
Provision for income taxes	1,109	356	—	—	—
Net income (loss)	$14,892	$12,908	$(10,335)	$(11,314)	$(7,003)
Net income (loss) attributable to Class A and Class B common stockholders	$14,892	$—	$(46,822)	$(13,233)	$(7,448)
Net income (loss) per Class A and Class B common share(2):
Basic	$0.12	$—	$(1.23)	$(0.55)	$(0.46)
Diluted	$0.11	$—	$(1.23)	$(0.55)	$(0.46)
Shares used in computing net income (loss) per Class A and Class B common share:
Basic	124,679,716	59,450,186	37,976,724	24,102,780	16,347,656
Diluted	132,317,357	59,450,186	37,976,724	24,102,780	16,347,656

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010

	(in thousands, except revenue per active customer and average order value)
Other Financial and Operational Data
Adjusted EBITDA(3)	$43,727	$27,046	$(5,920)	$(8,871)	$(3,734)
Free cash flow(4)	$62,257	$53,514	$8,425	$3,749	$(1,164)
Active customers(5)	4,887	3,172	1,580	810	157
Revenue per active customer(6)	$246	$219	$210	$176	$117
Total orders placed(7)	23,624	14,144	6,950	2,998	384
Average order value(8)	$56.07	$54.75	$53.37	$53.48	$52.52

	As of
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$242,292	$290,089	$96,998
Short-term investments	131,528	18,014	8,000
Working capital	219,165	220,820	62,605
Total assets	492,378	356,087	130,737
Deferred revenue	44,243	23,250	9,653
Convertible redeemable preferred stock(9)	—	—	128,714
Total stockholders’ equity (deficit)(9)	275,963	242,203	(55,750)

______________
(1)Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010

	(in thousands)
Cost of sales	$210	$70	$26	$2	$—
Marketing expenses	790	327	142	62	2
Selling, general and administrative expenses	13,548	7,380	1,097	2,015	2,396
Total stock-based compensation expense	$14,548	$7,777	$1,265	$2,079	$2,398

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

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Annual Report Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings (loss) before interest and other income and expense, taxes, depreciation, amortization and stock-based compensation expense. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable financial measure under accounting principles generally accepted in the United States ("GAAP").

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
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010

	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$14,892	$12,908	$(10,335)	$(11,314)	$(7,003)
Excluding:
Interest (income) expense—net	(317)	(136)	(43)	(20)	169
Other (income) expense—net	46	(99)	(176)	(203)	627
Taxes	1,109	356	—	—	—
Depreciation and amortization	13,449	6,240	3,369	587	75
Stock-based compensation expense	14,548	7,777	1,265	2,079	2,398
Adjusted EBITDA	$43,727	$27,046	$(5,920)	$(8,871)	$(3,734)
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

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010

	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$130,014	$73,120	$16,283	$8,864	$(656)
Capital expenditures	(67,757)	(19,606)	(7,858)	(5,115)	(508)
Free cash flow	$62,257	$53,514	$8,425	$3,749	$(1,164)
Net cash used in investing activities	$(181,205)	$(28,936)	$(139)	$(21,615)	$(608)
Net cash provided by financing activities	$3,453	$148,931	$52,493	$31,955	$9,903
Diluted net income (loss) per share
To provide investors with additional information regarding our financial results, we have also disclosed in the table below and elsewhere in this Annual Report, a non-GAAP diluted net income (loss) per share financial measure which assumes the conversion of all outstanding shares of preferred stock at the beginning of the reporting period for periods prior to our IPO in November 2013. Our non-GAAP diluted net income (loss) per share also assumes all vesting of restricted stock occurred at the beginning of the applicable reporting periods. The numerator of the non-GAAP diluted net income (loss) per share calculation also excludes the effect of the deemed dividend which resulted from a preferred stock repurchase in the fourth quarter of 2012. Assuming the conversion of preferred stock and the vesting of restricted stock at the beginning of the applicable reporting periods, as well as the exclusion of the deemed dividend, the result is the use of GAAP net income (loss) as the numerator and the denominator representing the weighted-average shares outstanding on an if-converted basis in the calculation of non-GAAP diluted net income (loss) per share for each period presented. In reports filed with the SEC for the periods preceding the period ended June 29, 2014, we did not add back stock-based compensation expense when calculating our non-GAAP diluted net income (loss) per share financial measure. Beginning in our quarterly report for the period ended June 29, 2014 and continued in this Annual Report, we have modified our non-GAAP diluted net income (loss) per share financial measure to add back stock-based compensation expense for all periods presented. We do not add back tax adjustments related to stock-based compensation, as we have a limited history of taxable income and applicable effective tax rates, which makes inclusion of such adjustments less useful to investors and others.
We have included non-GAAP diluted net income (loss) per share, inclusive of the change noted above, in this Annual Report because it is a key measure used by our management and board of directors, which we believe is an important indicator of our business performance as this measure is more comparable in understanding our past financial performance and future results. We believe that adding back stock-based compensation expense to our non-GAAP diluted net income (loss) per share financial measure for all periods presented provides a more meaningful comparison between our operating results from period to period because of varying available valuation methodologies, subjective assumptions, the variety of equity instruments that can impact a company's non-cash expenses and the inability of the expense to directly relate to performance in any particular period. Accordingly, we believe that non-GAAP diluted net income (loss) per share provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

A reconciliation of non-GAAP net income (loss) attributable to common stockholders to GAAP income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP dilutive shares to GAAP dilutive shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP diluted net income (loss) per share, is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010

	(in thousands except share and per share amounts)

GAAP net income (loss) attributable to common stockholders	$14,892	$—	$(46,822)	$(13,233)	$(7,448)
Add: Preferred stock deemed dividend	—	—	32,112	—	—
Add: Accretion of convertible redeemable preferred stock	—	8,975	4,375	1,919	445
Add: Undistributed earnings attributable to participating securities	—	3,933	—	—	—
Add: Stock-based compensation	$14,548	$7,777	$1,265	$2,079	$2,398
Non-GAAP net income (loss) attributable to common stockholders	$29,440	$20,685	$(9,070)	$(9,235)	$(4,605)

GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	132,317,357	59,450,186	37,976,724	31,010,515	10,051,637
Add: Convertible preferred stock	—	53,293,392	55,846,208	75,346,500	33,188,453
Add: Unvested restricted stock	—	3,644,546	16,468,775	22,938,969	43,417,113
Add: Additional dilutive effect of stock options	—	3,989,507	—	—	—
Add: Additional dilutive effect of restricted stock unit awards	—	—	—	—	—
Non-GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	132,317,357	120,377,631	110,291,707	129,295,984	86,657,203
Non-GAAP diluted net income (loss) per share attributable to Class A and Class B common stockholders	$0.22	$0.17	$(0.08)	$(0.07)	$(0.05)

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
We sell our products through a flash sales model, with offerings typically only available for 72 hours and in a limited quantity, creating an urgency to browse and purchase. We sell women's, children’s and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. We focus on providing significant value to consumers across all of our categories; the average item on our sites is offered for over 50% off the manufacturer’s suggested retail price.
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
Mobile is a large and growing part of our business. We have invested heavily in our mobile platform to optimize our sites for use on iPhones, iPads and Android-based devices. In the fourth quarter of 2014, approximately 51% of our North American orders were placed from a mobile device, up from approximately 45% in the fourth quarter of 2013.
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
As of December 28, 2014, we occupy approximately 1.4 million square feet of leased fulfillment space at facilities in Nevada and Ohio. The decrease of 0.4 million square feet from the quarter ended September 28, 2014 is a result of the lease term for our old Nevada facility ending during the fourth quarter of 2014. We anticipate the square footage we occupy for fulfillment space to increase to 2.2 million square feet as a result of our new facility in Bethlehem, Pennsylvania. Our fulfillment operations regularly handle thousands of items a day from product styles that change each day and require different handling processes. Because we have deliberately established an intermediary model in which we do not typically pre-purchase substantial inventory, our shipping times are generally slower than e-commerce retailers that hold inventory. Our average order-to-ship time from our U.S. fulfillment centers was 13.7 days in the fourth quarter of 2014, up from 11.6 days in the third quarter of 2014. We are continually investing in our U.S. fulfillment systems and infrastructure, which includes automating the shipping process, increasing capacity, reducing shipping costs and improving order-to-ship times. We have also expanded consignment and fulfillment services for our vendors in an effort to further reduce our order-to-ship times.
To date, we have primarily focused on expanding our North American business, which includes all sales made through our U.S.-operated sites, including sales made to customers in Canada, Australia and other foreign countries. For the fiscal year ended December 28, 2014 and the fiscal year ended December 29, 2013, we generated $18.6 million and $13.9 million in net sales, respectively, from our U.K.-operated sites, representing growth of 34%. In late January 2015, we decided to close the U.K. office and source orders from the U.S. In conjunction with the decision to close the U.K. office, we began migrating the U.K. members and customers from the U.K.-operated sites onto the U.S.-operated sites to better align our strategy in the United Kingdom with our other foreign operations.

We are gradually increasing our level of investment in international expansion and plan to continue to invest in and develop international markets. During the fiscal year ended December 28, 2014, we began marketing our U.S.-operated sites to Australian and Irish subscribers, similarly to how we structured our Canadian business in 2013. Our international strategy is focused primarily on marketing U.S. vendors to subscribers globally. We also occasionally market international boutique vendors on our U.S.-operated sites. Customers in foreign countries that purchase on our U.S.-operated sites are included in our North America net sales. During the fiscal year ended December 28, 2014, our products were shipped to over 80 countries.

A summary of activity for the quarter and fiscal year ended December 28, 2014, compared to the quarter and fiscal year ended December 29, 2013, is as follows:

•	For the three months ended December 28, 2014 and December 29, 2013, we reported $391.3 million and $257.0 million in net sales, representing growth of 52%.

•	For the fiscal year ended December 28, 2014 and December 29, 2013, we reported $1.2 billion and $695.7 million in net sales, representing growth of 72%.

•
As of December 28, 2014, we had 4.9 million active customers, or customer who had purchased at least once in the last year, an increase of 54% from the 3.2 million active customers we had as of December 29, 2013.

•
For the three and twelve months ended December 28, 2014, there were total orders placed of 6.8 million and 23.6 million, respectively, representing an increase in total orders of 2.0 million and 9.5 million, respectively, or 42% and 67%, respectively, from the three and twelve months ended December 29, 2013.

•	For the fiscal year ended December 28, 2014, 86% of our North America orders were placed by customers who had previously purchased from us.
Factors Affecting Our Performance
Ability to Attract Site Visitors at Reasonable Cost
To increase our sales, expand our market presence and grow our business profitably, we must continue to acquire email subscribers, users of our mobile applications and customers at reasonable costs. We use a wide range of paid and unpaid marketing channels, including affiliate channels and partners, customer referrals, direct navigation, display advertising, key word search campaigns, search engine optimization, social media and television ads, to attract potential new customers to our sites. We must maintain reasonable costs for these marketing efforts relative to the net sales we expect to derive from these visitors, once we convert them to customers. Our customer activation costs have varied from period to period and we experienced an increase in such costs during the fiscal year ended December 28, 2014. Failure to effectively attract new visitors, email subscribers and users of our mobile applications and convert them into customers on a cost-efficient basis would adversely affect our sales growth and operating results.
Customer Activation and Repeat Behavior
Once we have attracted potential new customers to our sites, and enrolled them as email subscribers or users of our mobile applications, our goal is to convert them into active customers and then encourage repeat purchases. We do this through a combination of strategies, including email and mobile “push” communications, personalized retargeting email messaging and other broad-based advertising campaigns. Our ability to retain active customers and encourage repeat purchases depends on a number of factors, and any decrease in customer retention may adversely affect our sales growth and operating results.
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

Growth of Mobile Commerce
We expect that our customers will increasingly access our sites using mobile devices. From inception through December 28, 2014, customers who access our sites through a mobile device have typically had a higher lifetime value. Due to the relative newness of smartphones, tablets and mobile shopping in general, we do not know if this trend will continue or whether it is a result of our mobile interface or simply indicative of a customer demographic that is an early adopter of mobile commerce. If we are unable to continue to attract customers who are predisposed to engage in mobile shopping or if over the longer term mobile shoppers are not more active than other customers, our sales growth rate and operating results could be negatively affected.
Investment in Growth
We anticipate that our operating expenses will increase as we continue to expand our organization size in general, and our merchandising, technology, studio and fulfillment operations in particular. These increased expenses will result primarily from hiring additional employees, further developing our technology and scaling our fulfillment centers as our business grows. In addition, we may invest in infrastructure or capabilities that we believe will yield returns in the long term but for which there is not a near-term return.
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business. The key financial and operating metrics we use are:

	Fiscal Years
	2014	2013	2012	2011	2010

	(in thousands, except revenue per active customer and average order value)
Adjusted EBITDA	$43,727	$27,046	$(5,920)	$(8,871)	$(3,734)
Free cash flow	$62,257	$53,514	$8,425	$3,749	$(1,164)
Active customers	4,887	3,172	1,580	810	157
Revenue per active customer	$246	$219	$210	$176	$117
Total orders placed	23,624	14,144	6,950	2,998	384
Average order value	$56.07	$54.75	$53.37	$53.48	$52.52
Non-GAAP diluted net income (loss) per share	$0.22	$0.17	$(0.08)	$(0.07)	$(0.05)
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
Non-GAAP diluted net income (loss) per share
Non-GAAP diluted net income (loss) per share is a financial measure which assumes the conversion of all outstanding shares of preferred stock at the beginning of the reporting period for periods prior to our IPO in November 2013. Our non-GAAP diluted net income (loss) per share also assumes all vesting of restricted stock occurred at the beginning of the applicable reporting periods. The numerator of the non-GAAP diluted net income (loss) per share calculation also excludes the effect of the deemed dividend which resulted from a preferred stock repurchase in the fourth quarter of 2012. Assuming the conversion of preferred stock and the vesting of restricted stock at the beginning of the applicable reporting periods, as well as the exclusion of the deemed dividend, the result is the use of GAAP net income (loss) as the numerator and the denominator representing the weighted-average shares outstanding on an if-converted basis in the calculation of non-GAAP diluted net income (loss) per share for each period presented. In reports filed with the SEC for the periods preceding the period ended June 29, 2014, we did not add back stock-based compensation expense when calculating our non-GAAP diluted net income (loss) per share financial measure. Beginning in our quarterly report for the period ended June 29, 2014 and continued in this Annual Report, we have modified our non-GAAP diluted net income (loss) per share financial measure to add back stock-based compensation expense for all periods presented. We do not add back tax adjustments related to stock-based compensation, as we have a limited history of taxable income and applicable effective tax rates, which makes inclusion of such adjustments less useful to investors and others. We believe this measure is more comparable in understanding our past financial performance and future results. Please see the section of this report captioned “Selected Financial and Other Data—Non-GAAP Financial Measures—Non-GAAP Diluted Net Income (Loss)” for a discussion of the limitations of non-GAAP diluted net income (loss) and a reconciliation of GAAP diluted net income (loss) per share, the most directly comparable GAAP financial measure, to non-GAAP diluted net income (loss) per share.

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
Net sales consist primarily of sales of women's, children's and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. We recognize product sales at the time all revenue recognition criteria has been met, which is generally at delivery. Net sales represent the sales of these items plus shipping and handling charges to customers, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in our active customers, the frequency with which customers purchase and average order value. Net sales also include sales generated from the sale of services events, which are primarily electronic vouchers or access codes for our customers to redeem directly with the vendor. Net sales of services events have not been material to date.
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

RESULTS OF OPERATIONS
For the periods presented below, we have organized our operations into two principal segments: North America and the U.K. We will organize our operations into only one principal segment beginning in the period ending March 29, 2015. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources. See Note 10: "Segment Information" and Note 14: "Subsequent Events" of the Notes to Consolidated Financial Statements within Item 8 of Part II of this Annual Report.
Net Sales

	Fiscal Years			Change
	2014	2013	2012	2014 to 2013		2013 to 2012

	(dollars in thousands)
Net sales:
North America	$1,181,501	$681,826	$326,349	$499,675	73.3%	$355,477	108.9%
U.K.	18,578	13,883	4,891	4,695	33.8%	8,992	183.8%
Consolidated	$1,200,079	$695,709	$331,240	$504,370	72.5%	$364,469	110.0%
2014 Compared to 2013
The increase in North America net sales for the fiscal year ended December 28, 2014 compared to the fiscal year ended December 29, 2013 was primarily driven by an increase of 1.7 million active customers, or a 54% increase, an increase in total orders placed of 9.5 million, or a 67% increase, and a 2% increase in average order value. We believe our growth was partially constrained by a decrease in the rate of new customer activations and retention of existing customers. Further constraining our growth was email deliverability issues with some of our email subscribers during the third quarter of 2014 and our cautious stance regarding email marketing in the fourth quarter of 2014 in order to prevent any future email deliverability issues.

The increase in U.K. net sales for the fiscal year ended December 28, 2014 compared to the fiscal year ended December 29, 2013 was primarily driven by an overall increase in orders and active customers.
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
Cost of Sales

	Fiscal Years			Change
	2014	2013	2012	2014 to 2013		2013 to 2012

	(dollars in thousands)
Cost of sales	$875,633	$502,318	$240,943	$373,315	74.3%	$261,375	108.5%
Percentage of net sales	73.0%	72.2%	72.7%
2014 Compared to 2013
The increase in cost of sales in absolute dollars in 2014 from 2013 is primarily due to increased product and shipping costs from increased product sales and orders. Of the increase in cost of sales, $266.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $107.0 million as a result of the increase in products sold during the period. During the first half of 2014, we experienced an increase in cost of sales as a percentage of net sales driven primarily by increases in our shipping and fulfillment costs to support the continuing order volume growth. Specifically, during the first half of 2014 we added incremental labor in our fulfillment centers to support higher unit volumes as well as launched process improvement initiatives to meet order volume growth and improve our order-to-ship times. Our increase in cost of sales as a percentage of net sales was impacted by higher fulfillment costs as we began operating the new Nevada fulfillment center and automated our Ohio facility, both in the second half of 2014. During the fourth quarter of 2014, our fulfillment center automation did not deliver the expected unit cost improvements as fast as we had anticipated, which resulted in lower gross margins than previous years.
2013 Compared to 2012
Of the increase in cost of sales, $188.8 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $72.6 million as a result of the increase in products sold during the period.
Marketing Expenses

	Fiscal Years			Change
	2014	2013	2012	2014 to 2013		2013 to 2012

	(dollars in thousands)
Marketing expenses	$100,730	$59,667	$37,780	$41,063	68.8%	$21,887	57.9%
Percentage of net sales	8.4%	8.6%	11.4%
2014 Compared to 2013
The increase in marketing expenses in absolute dollars for the fiscal year ended December 28, 2014 compared to the fiscal year ended December 29, 2013 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. Our marketing expenses are largely variable and based on growth in sales and changes in subscriber acquisition costs which are primarily market driven. Marketing expenses also increased as a result of higher subscriber acquisition costs in the fiscal year ended December 28, 2014 as compared to the prior year, which was partially offset by decreased marketing spend in 2014.
2013 Compared to 2012
The increase in marketing expenses was primarily due to the increased number of new email subscribers acquired through paid online marketing channels, including display advertising, key word search campaigns, search engine optimization and social media, partially offset by a decrease in the average cost to acquire a new subscriber.
Selling, General and Administrative Expenses

	Fiscal Years			Change
	2014	2013	2012	2014 to 2013		2013 to 2012

	(dollars in thousands)
Selling, general and administrative expenses	$207,986	$120,695	$63,071	$87,291	72.3%	$57,624	91.4%
Percentage of net sales	17.3%	17.3%	19.0%
2014 Compared to 2013
Of the increase in selling, general and administrative expenses of $87.3 million, $44.4 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. Additionally, this increase was attributable to a $16.2 million increase in our rent, depreciation and other facilities expense as a result of our business growth, including square footage occupied, and headcount growth and a $10.9 million increase in our merchant processing fees driven by sales volume increases, which increase in total dollars as sales increase. To a lesser extent, this increase was attributable to a $7.2 million increase in our professional services costs and a $4.9 million increase in technology related costs as a result of business growth and a related increase in business complexity due to being a public company.
2013 Compared to 2012
Of the increase in selling, general and administrative expenses, $30.9 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. To a lesser extent, this increase was attributable to a $8.6 million increase in our professional services costs as a result of business growth, being a public company and a related increase in business complexity, a $6.0 million increase in our rent, depreciation and other facilities expense as a result of our business and headcount growth, and a $8.6 million increase in our merchant processing fees, which increase in total dollars as sales increase.

Interest Income (Expense)—Net

Interest income (expense)—net is primarily derived from interest income related to the investment of our cash and cash equivalents. Interest income (expense)—net for the fiscal year ended December 28, 2014, the fiscal year ended December 29, 2013 and the fiscal year ended December 30, 2012 totaled $0.3 million, $0.1 million and $0.0 million, respectively.
Other Income (Expense)—Net
Other income (expense)—net consists of income earned from our corporate purchasing card and foreign currency gains (losses). Other income (expense)—net for the fiscal year ended December 28, 2014, the fiscal year ended December 29, 2013 and the fiscal year ended December 30, 2012 totaled $0.0 million, $0.1 million and $0.2 million, respectively.
Income Taxes

	Fiscal Years			Change
	2014	2013	2012	2014 to 2013		2012 to 2011

	(dollars in thousands)
Income tax expense	$1,109	$356	$—	753	211.5%	356	100%
Effective tax rate	7.0%	2.7%	—%
2014 Compared to 2013
For the fiscal years ended December 28, 2014 and December 29, 2013, our effective tax rates were 7.0% and 2.7%, respectively. In the fiscal year ended December 28, 2014, we released our valuation allowance described below and utilized our research and development credits, which benefited our effective tax rate below the federal statutory rate. The benefits from our valuation allowance and research and development credits were offset by increases primarily related to the non-deductible portion of stock-based compensation. In comparison, during the fiscal year ended December 29, 2013, we utilized $4.7 million of the tax loss carryforwards, eliminating all income tax expense for the period, except for alternative minimum tax.
2013 Compared to 2012
Our income tax expense increased from 2012 to 2013 as a result of having to pay alternative minimum tax during the fiscal year ended December 29, 2013. For both years when we considered past operating results, our limited operating history and feasible tax planning strategies, we determined that a full valuation allowance against our deferred tax assets was necessary.

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 28, 2014, as well as the percentage that each line item represents of net sales. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report and in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our quarterly results of operations will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014	June 29, 2014	March 30, 2014	Dec. 29, 2013	Sept. 29, 2013	June 30, 2013	March 31, 2013

	(in thousands, except per share amounts)
Net sales	$391,349	$285,836	$285,013	$237,881	$257,033	$166,655	$145,009	$127,012
Cost of sales	290,282	207,147	204,057	174,147	188,658	122,154	101,106	90,400
Gross profit	101,067	78,689	80,956	63,734	68,375	44,501	43,903	36,612
Operating expenses:
Marketing expenses	28,485	24,878	24,282	23,085	16,960	14,651	12,617	15,439
Selling, general and administrative expenses	60,913	54,474	48,999	43,600	38,493	32,133	27,283	22,786
Total operating expenses	89,398	79,352	73,281	66,685	55,453	46,784	39,900	38,225
Income (loss) from operations	11,669	(663)	7,675	(2,951)	12,922	(2,283)	4,003	(1,613)
Interest income (expense)—net	79	92	92	54	50	22	32	32
Other income (expense)—net	(58)	76	(11)	(53)	137	10	(34)	(14)
Net income (loss) before provision for income taxes	11,690	(495)	7,756	(2,950)	13,109	(2,251)	4,001	(1,595)
Provision for income taxes	809	300	—	—	356	—	—	—
Net income (loss)	$10,881	$(795)	$7,756	$(2,950)	$12,753	$(2,251)	$4,001	$(1,595)
Net income (loss) attributable to Class A and Class B common stockholders	$10,881	$(795)	$7,756	$(2,950)	$4,526	$(4,819)	$—	$(4,126)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.09	$(0.01)	$0.06	$(0.02)	$0.05	$(0.09)	$—	$(0.09)
Diluted	$0.08	$(0.01)	$0.06	$(0.02)	$0.05	$(0.09)	$—	$(0.09)

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013	Mar. 31, 2013

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2	72.5	71.6	73.2	73.4	73.3	69.7	71.2
Gross profit	25.8	27.5	28.4	26.8	26.6	26.7	30.3	28.8
Operating expenses:
Marketing expenses	7.3	8.7	8.5	9.7	6.6	8.8	8.7	12.2
Selling, general and administrative expenses	15.5	19.0	17.2	18.3	15.0	19.3	18.8	17.9
Total operating expenses	22.8	27.7	25.7	28.0	21.6	28.1	27.5	30.1
Income (loss) from operations	3.0	(0.2)	2.7	(1.2)	5.0	(1.4)	2.8	(1.3)
Interest income (expense)—net	—	—	—	—	—	—	—	—
Other income (expense)—net	—	—	—	—	0.1	—	—	—
Net income (loss) before provision for income taxes	3.0	(0.2)	2.7	(1.2)	5.1	(1.4)	2.8	(1.3)
Provision for income taxes	0.2	0.1	—	—	0.1	—	—	—
Net income (loss)	2.8%	(0.3)%	2.7%	(1.2)%	5.0%	(1.4)%	2.8%	(1.3)%

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013	Mar. 31, 2013

	(in thousands, except revenue per active customer and average order value)
Other Financial and Operations Data
Adjusted EBITDA(1)	$20,263	$6,391	$14,449	$2,624	$17,786	$1,791	$7,017	$452
Free cash flow(2)	$29,310	$31,213	$89	$1,645	$36,990	$20,764	$(4,844)	$604
Active customers	4,887	4,531	4,148	3,684	3,172	2,632	2,229	1,906
Revenue per active customer	$80	$63	$69	$65	$81	$63	$65	$67
Total orders placed	6,799	5,937	5,398	5,490	4,796	3,652	2,815	2,881
Average order value	$58.09	$56.33	$53.85	$55.34	$56.23	$55.16	$53.42	$53.05

(1)
Adjusted EBITDA is a non-GAAP financial measure that we calculate as earnings (loss) before interest and other income and expense, taxes, depreciation, amortization and stock-based compensation expense. Please see the section of this Annual Report captioned “Selected Financial and Other Data—Non-GAAP Financial Measures—Adjusted EBITDA” for more information.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA:

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013	Mar. 31, 2013

	(in thousands)
Net income (loss)	$10,881	$(795)	$7,756	$(2,950)	$12,753	$(2,251)	$4,001	$(1,595)
Excluding:
Interest (income) expense—net	(79)	(92)	(92)	(54)	(50)	(22)	(32)	(32)
Other (income) expense—net	58	(76)	11	53	(137)	(10)	34	14
Taxes	809	300	—	—	356	—	—	—
Depreciation and amortization	4,571	3,360	3,117	2,401	1,983	1,778	1,312	1,167
Stock-based compensation expense	4,023	3,694	3,657	3,174	2,881	2,296	1,702	898
Adjusted EBITDA	$20,263	$6,391	$14,449	$2,624	$17,786	$1,791	$7,017	$452

(2)
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in capital expenditures. Please see the section of this Annual Report captioned “Selected Financial and Other Data—Non-GAAP Financial Measures—Free Cash Flow” for more information.

The following table reflects the reconciliation of net cash provided by operating activities to free cash flow:

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013	Mar. 31, 2013

	(in thousands)
Net cash provided by operating activities	$38,702	$52,041	$21,865	$17,406	$43,876	$25,241	$494	$3,509
Capital expenditures	(9,392)	(20,828)	(21,776)	(15,761)	(6,886)	(4,477)	(5,338)	(2,905)
Free cash flow	$29,310	$31,213	$89	$1,645	$36,990	$20,764	$(4,844)	$604
Net cash used in investing activities	$(87,892)	$(20,780)	$(21,776)	$(50,757)	$(6,297)	$(4,477)	$(15,338)	$(2,824)
Net cash provided by financing activities	$469	$2,252	$1,051	$(319)	$149,974	$(1,201)	$113	$45

A reconciliation of non-GAAP net income (loss) attributable to common stockholders to GAAP net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP dilutive shares to GAAP dilutive shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP diluted net income (loss) per share for each period presented, is as follows:

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014	Jun. 29, 2014	Mar. 30, 2014

	(in thousands, except share and per share amounts)

GAAP net income (loss) attributable to common stockholders	$10,881	$(795)	$7,756	$(2,950)
Add: Accretion of convertible redeemable preferred stock	—	—	—	—
Add: Undistributed earnings attributable to participating securities	—	—	—	—
Add: Allocation of undistributed earnings to preferred stock	—	—	—	—
Add: Stock-based compensation expense	4,023	3,694	3,657	3,174
Non-GAAP net income (loss) attributable to common stockholders	14,904	2,899	11,413	224

GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	131,035,995	124,984,564	133,066,635	123,878,592
Add: Convertible preferred stock	—	—	—	—
Add: Unvested restricted stock	—	—	—	51,711
Add: Additional dilutive effect of stock options	—	6,097,063	—	10,269,757
Add: Additional dilutive effect of restricted stock unit awards	—	7,744	—	—
Non-GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	131,035,995	131,089,371	133,066,635	134,200,060
Non-GAAP diluted net income (loss) per share attributable to Class A and Class B common stockholders	$0.11	$0.02	$0.09	$—

	Quarters Ended
	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013	Mar. 31, 2013

	(in thousands, except share and per share amounts)

GAAP net income (loss) attributable to common stockholders	$4,526	$(4,819)	$—	$(4,126)
Add: Accretion of convertible redeemable preferred stock	1,344	2,568	2,531	2,531
Add: Undistributed earnings attributable to participating securities	5,267	—	1,470	—
Add: Allocation of undistributed earnings to preferred stock	1,616	—	—	—
Add: Stock-based compensation expense	2,881	2,296	1,702	898
Non-GAAP net income (loss) attributable to common stockholders	15,634	45	5,703	(697)

GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	96,193,651	53,495,263	49,891,357	46,422,029
Add: Convertible preferred stock	31,309,868	60,621,233	60,621,233	60,621,233
Add: Unvested restricted stock	163,404	1,471,290	4,788,605	8,154,884
Add: Additional dilutive effect of stock options	—	4,910,835	1,260,253	—
Add: Additional dilutive effect of restricted stock unit awards	—	—	—	—
Non-GAAP Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	127,666,923	120,498,621	116,561,448	115,198,146
Non-GAAP diluted net income (loss) per share attributable to Class A and Class B common stockholders	$0.12	$—	$0.05	$(0.01)

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

At December 28, 2014, our cash and cash equivalents balance was $242 million, with an additional $132 million held in short-term investments. Cash and cash equivalents primarily consist of cash deposits and money market funds. Short-term investments primarily consist of commercial paper. Cash held internationally as of December 28, 2014 was not material.

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

Cash flow information is as follows:

	Fiscal Years
	2014	2013	2012

	(in thousands)
Cash provided by (used in):
Operating activities	$130,014	$73,120	$16,283
Investing activities	(181,205)	(28,936)	(139)
Financing activities	3,453	148,931	52,493
Net Cash Provided by Operating Activities
Our cash flow provided by operating activities is significantly impacted by volume of customer orders from an increased active customer base as compared to prior periods. The impact of the higher volume of orders results in net sales growth year-over-year, where we have experienced greater than 70% growth in the fiscal year ended December 28, 2014 and greater than 100% growth in each of the fiscal years ended December 29, 2013 and December 30, 2012. The increased order volumes drive increased inventory purchases, increased fulfillment activities and a greater investment in infrastructure including human capital.
Net cash provided by operating activities was $130.0 million, $73.1 million and $16.3 million for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. For the fiscal year ended December 28, 2014, cash provided by operating activities was the result of net income of $14.9 million, adding back non-cash charges of $28.9 million and changes in our operating assets and liabilities that provided $86.2 million in positive cash flow. For the fiscal year ended December 29, 2013, cash provided by operating activities was the result of net income of $12.9 million, adding back non-cash charges of $14.1 million and changes in our operating assets and liabilities that provided $46.1 million in positive cash flow. For the fiscal year ended December 30, 2012, cash provided by operating activities was the result of a net loss of $10.3 million, adding back non-cash charges of $4.7 million and changes in our operating assets and liabilities that provided $21.9 million in positive cash flow.

During each period presented, the increase in deferred revenue was primarily due to an increase in customer orders during the period which had not been delivered as of the end of the period and a change in payment collection processing during the fiscal year ended December 28, 2014. The changes in inventory were primarily due to changes in the number of items sold, which were either in the fulfillment centers awaiting shipment to customers or in-transit to customers. The increase in accounts payable and accrued expenses in each of the periods was primarily due to the growth in the business during the periods presented and timing of payments made, which primarily relate to amounts owed to vendors for products sold on our sites, transportation expenses for products being shipped into and out of our fulfillment centers, member and customer acquisition marketing expenses and deferred rent increases.
Net Cash Used in Investing Activities
Our investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth as well as short-term investments of our excess cash. Purchases of property and equipment may vary from period-to-period due to timing of our expansion of our operations. Additionally, we have invested a portion of our excess cash balances in money market funds and commercial paper.
Net cash used in investing activities was $181.2 million in the fiscal year ended December 28, 2014. This was primarily attributable to purchases of short-term investments related to excess cash of $191.4 million and $67.8 million in capital expenditures offset by proceeds from maturities and sales of short-term investments of $78.0 million. The capital expenditures primarily related to additional automation equipment and leasehold improvements in our fulfillment centers, the build-out of our new Nevada fulfillment center and leasehold improvements at our new corporate office space in Seattle to support our growth.

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

Net cash used in investing activities was $0.1 million in the fiscal year ended December 30, 2012. This was primarily attributable to $7.9 million in capital expenditures, which related to equipment for our fulfillment centers, software purchases, internally developed software and hardware purchases for employees and general operations offset by $5.8 million in proceeds from the sale of available for sale investments, which were transferred to cash.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.5 million in the fiscal year ended December 28, 2014. This was primarily attributable to the receipt of $4.0 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefit from stock-based compensation offset by stock and debt issuance costs of $0.4 million and $0.4 million, respectively.

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
Credit Facility

In January 2014, we entered into a $50.0 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Any borrowings under the Credit Agreement will mature in January 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million.

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

We are permitted to make voluntary prepayments at any time without payment of a premium, provided that we will be subject to a breakage indemnity in the case of prepayments of eurodollar loans.

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

As of the filing date of this Annual Report, we were in compliance with all financial and non-financial covenants and we have not had any amounts drawn down under the revolving credit facility.
Repurchase Program

In February 2015, our board of directors authorized the repurchase of up to $250 million of our common stock over the next 24 months. The number of shares to be repurchased under the repurchase program and the timing of any potential repurchases will depend on factors such as our common stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. The repurchase program may be suspended or discontinued at any time.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements in the fiscal years ended December 28, 2014, December 29, 2013 or December 30, 2012, except for operating leases as discussed below.
Contractual Obligations
We lease various office and fulfillment facilities, including our corporate headquarters in Seattle, Washington under operating lease agreements that are expected to expire between 2015 and 2026. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of December 28, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$144,183	$15,370	$31,956	$30,354	$66,503

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Critical Accounting Policies and Estimates
The policies below are critical to our business operations and the understanding of our results of operations. In the ordinary course of business we make a number of estimates and assumptions relating to the reporting of our results.
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2: "Summary of Significant Accounting Policies" within the Notes to the Consolidated Financial Statements within Item 8 of Part II of this Annual Report.
Revenue Recognition
We generate net sales from sales of women's, children’s and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. We generate net sales from shipping and handling charges to our customers. We also generate net sales from the sale of services events, which are primarily electronic vouchers or access codes for our customers to redeem directly with the vendor.
See further discussion around revenue recognition in Note 2: "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date.
As of December 28, 2014, we have net deferred tax liabilities of $0.6 million, which is comprised of $17.8 million of net current deferred tax assets and $18.4 million of net non-current deferred tax liabilities. Net current deferred tax assets relate to tax loss carryfowards, certain other temporary differences including stock-based compensation and tax credit carryforwards. Net non-current deferred tax liabilities primarily relate to temporary differences. Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and to the extent that realization is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance may result in either an increase to income tax expense or reduction of income tax benefit in the statement of operations. Conversely, the elimination of a valuation allowance and decreases to such an allowance may result in either a decrease to income tax expense or an increase of income tax benefit in the statement of operations. Although realization is not assured, we believe it is more likely than not, based on operating performance, existing deferred tax liabilities, tax planning strategies and projections of future taxable income, that our net deferred tax assets, will be realized. At December 28, 2014 we have not recorded a valuation allowance on any of our deferred tax assets as we believe it is more likely than not that these benefits will be realized. In determining that it was more likely than not that we would realize the deferred tax assets, factors considered included: the nature, frequency, and severity of cumulative financial reporting losses in recent years, the projected sustainability of recent operating profitability, the predictability of future operating profitability of the character necessary to realize the net deferred tax assets and the carryforward periods for the net operating losses, capital loss and research and development tax credit carryforwards, including the effect of reversing taxable temporary differences.
From time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to the financial statements.
FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, European Euro, Canadian Dollar and Australian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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

Item 8.    Financial Statements and Supplementary Data.

ZULILY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
zulily, inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of zulily, inc. and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive operations, convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of zulily, inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 24, 2015

ZULILY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 28, 2014	December 29, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,292	$290,089
Short-term investments	131,528	18,014
Accounts receivable	8,342	5,176
Inventories	17,373	12,979
Prepaid expenses and other current assets	8,165	4,192
Deferred income taxes — Net	4,449	—
Total current assets	412,149	330,450
PROPERTY AND EQUIPMENT — Net	78,898	24,613
OTHER NON-CURRENT ASSETS	1,331	1,024
Total assets	$492,378	$356,087
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,267	$55,607
Accrued expenses	39,474	30,773
Deferred revenue	44,243	23,250
Total current liabilities	192,984	109,630
DEFERRED INCOME TAXES — Net	5,012	—
OTHER NON-CURRENT LIABILITIES	18,419	4,254
Total liabilities	216,415	113,884
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value—2,000,000 shares authorized as of December 28, 2014 and December 29, 2013, respectively; zero shares issued and outstanding as of December 28, 2014 and December 29, 2013	—	—
Class A common stock, $0.0001 par value—500,000,000 shares authorized as of December 28, 2014 and December 29, 2013, respectively; 61,327,351 and 13,225,000 shares issued and outstanding as of December 28, 2014 and December 29, 2013, respectively	6	1
Class B common stock, $0.0001 par value—275,000,000 shares authorized as of December 28, 2014 and December 29, 2013, respectively; 64,115,226 and 110,159,235 shares issued and outstanding as of December 28, 2014 and December 29, 2013, respectively, including zero and 82,682 shares subject to repurchase as of December 28, 2014 and December 29, 2013, respectively	7	11
Additional paid-in capital	306,197	287,385
Accumulated other comprehensive loss	(3)	(58)
Accumulated deficit	(30,244)	(45,136)
Total stockholders’ equity	275,963	242,203
Total liabilities, preferred stock, and stockholders' equity	$492,378	$356,087

See accompanying notes to consolidated financial statements.

ZULILY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

NET SALES	$1,200,079	$695,709	$331,240
COST OF SALES	875,633	502,318	240,943
GROSS PROFIT	324,446	193,391	90,297
OPERATING EXPENSES:
Marketing	100,730	59,667	37,780
Selling, general, and administrative	207,986	120,695	63,071
TOTAL OPERATING EXPENSES	308,716	180,362	100,851
INCOME (LOSS) FROM OPERATIONS	15,730	13,029	(10,554)
INTEREST INCOME (EXPENSE)—Net	317	136	43
OTHER INCOME (EXPENSE)—Net	(46)	99	176
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	16,001	13,264	(10,335)
PROVISION FOR INCOME TAXES	1,109	356	—
NET INCOME (LOSS)	$14,892	$12,908	$(10,335)
Net income (loss) attributable to Class A and Class B common stockholders	$14,892	$—	$(46,822)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.12	—	(1.23)
Diluted	$0.11	—	(1.23)
Weighted average shares outstanding used to compute net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	124,679,716	59,450,186	37,976,724
Diluted	132,317,357	59,450,186	37,976,724
See accompanying notes to consolidated financial statements.

ZULILY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

NET INCOME (LOSS)	$14,892	$12,908	$(10,335)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on available-for-sale securities	54	(3)	5
Foreign currency translation adjustment	1	(49)	(11)
OTHER COMPREHENSIVE INCOME (LOSS), NET	55	(52)	(6)
TOTAL COMPREHENSIVE INCOME (LOSS)	$14,947	$12,856	$(10,341)
See accompanying notes to consolidated financial statements.

ZULILY, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES- January 1, 2012	54,862,065	$45,519	—	$—	54,332,247	$4	$2,229	$—	$(18,401)	$(16,168)
Net loss	—	—	—	—	—	—	—	—	(10,335)	(10,335)
Other comprehensive loss, net	—	—	—	—	—	—	—	(6)	—	(6)
Issuance of convertible redeemable preferred stock—net of issuance costs of $85	10,243,920	84,916	—	—	—	—	—	—	—	—
Transfer of convertible redeemable preferred stock to convertible preferred stock	(38,536,593)	(6,096)	38,536,593	2	—	—	6,094	—	—	6,096
Repurchase of convertible preferred stock	—	—	(4,608,101)	—	—	—	(6,557)	—	(25,943)	(32,500)
Accretion of convertible redeemable preferred stock	—	4,375	—	—	—	—	(3,303)	—	(1,072)	(4,375)
Issuance of common stock	—	—	—	—	229,493	1	91	—	—	92
Stock-based compensation	—	—	—	—	—	—	1,446	—	—	1,446
BALANCES- December 30, 2012	26,569,392	128,714	33,928,492	2	54,561,740	5	—	(6)	(55,751)	(55,750)
Net income	—	—	—	—	—	—	—	—	12,908	12,908
Other comprehensive loss, net	—	—	—	—	—	—	—	(52)	—	(52)
Accretion of convertible redeemable preferred stock	—	8,974	—	—	—	—	(6,681)	—	(2,293)	(8,974)
Conversion of convertible preferred stock to common stock	(26,569,392)	(137,688)	(33,928,492)	(2)	60,621,233	6	137,684	—	—	137,688
Issuance of Class B common stock	—	—	—	—	867,137	—	1,039	—	—	1,039
Issuance of Class A common stock—net of issuance costs of $3,318	—	—	—	—	7,334,125	1	147,542	—	—	147,543
Stock-based compensation	—	—	—	—	—	—	7,801	—	—	7,801
BALANCES- December 29, 2013	—	—	—	—	123,384,235	12	287,385	(58)	(45,136)	242,203
Net income	—	—	—	—	—	—	—	—	14,892	14,892
Other comprehensive income, net	—	—	—	—	—	—	—	55	—	55
Issuance of common stock upon exercise of stock options	—	—	—	—	2,057,667	1	3,968	—	—	3,969
Vested restricted stock units converted to shares	—	—	—	—	675	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,564	—	—	14,564
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	280	—	—	280
BALANCES- December 28, 2014	—	$—	—	$—	125,442,577	$13	$306,197	$(3)	$(30,244)	$275,963
See accompanying notes to consolidated financial statements.

ZULILY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,892	$12,908	$(10,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,449	6,240	3,369
Stock-based compensation	14,548	7,777	1,265
Excess tax benefit from stock-based compensation	(280)	—	—
Deferred income taxes	843	—	—
Loss on disposal of assets	338	49	74
Changes in operating assets and liabilities:
Accounts receivable	(3,174)	(2,131)	(2,422)
Inventories	(4,418)	(5,399)	(2,968)
Prepaid expenses and other assets	(4,332)	(1,827)	(1,265)
Accounts payable	54,235	20,820	14,150
Accrued expenses and other liabilities	22,901	21,092	8,329
Deferred revenue	21,012	13,591	6,086
Net cash provided by operating activities	130,014	73,120	16,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67,757)	(19,606)	(7,858)
Purchases of short-term and other investments	(191,448)	(36,012)	(10,200)
Proceeds from maturity and sale of short-term and other investments	78,000	26,000	16,000
Purchases of restricted cash	—	(6,000)	(9,281)
Proceeds from maturity of restricted cash	—	6,682	11,200
Net cash used in investing activities	(181,205)	(28,936)	(139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible redeemable preferred stock	—	—	85,000
Convertible redeemable preferred stock issuance costs	—	—	(85)
Proceeds from initial public offering, net of underwriter fees	—	150,863	—
Payments for deferred offering costs	(385)	(2,933)	—
Proceeds from issuance of common stock	—	1,029	78
Proceeds from exercise of stock options	3,966	—	—
Excess tax benefit from stock-based compensation	280	—	—
Repurchase and retirement of preferred stock	—	—	(32,500)
Debt issuance costs	(408)	(28)	—
Net cash provided by financing activities	3,453	148,931	52,493
Effect of exchange rate changes on cash and cash equivalents	(59)	(24)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,797)	193,091	68,637
CASH AND CASH EQUIVALENTS—Beginning of period	290,089	96,998	28,361
CASH AND CASH EQUIVALENTS—End of period	$242,292	$290,089	$96,998
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for capital purchases	$288	$84	$205
Investment in common stock warrant	—	—	47
Stock-based compensation capitalized	16	24	181
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Vesting of early exercised shares	6	10	13
Accretion of redeemable convertible preferred stock	—	8,974	4,375
Unpaid offering costs in additional paid-in capital	—	385	—
Deferred debt issuance costs	—	102	—

See accompanying notes to consolidated financial statements.

ZULILY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. THE COMPANY AND BASIS OF PRESENTATION
The Company—zulily, inc. (the “Company”, "we", "us" or "our") is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. Through the Company’s desktop and mobile sites and mobile applications, the Company helps its customers discover new and unique products at great values that they would likely not find elsewhere. The Company, a Delaware corporation formed in 2009, primarily conducts its buying, marketing and administrative functions in Seattle, Washington. The Company also operates a buying and studio office in Columbus, Ohio, a customer service office in Gahanna, Ohio and fulfillment centers in McCarran, Nevada and Lockbourne, Ohio.
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications—Certain reclassifications have been made to the condensed consolidated financial statements in the prior period to conform to the current period presentation. Specifically, merchandise deposits are included in prepaid expenses and other current assets as of December 28, 2014 and December 29, 2013. As of December 29, 2013, we reclassified $0.5 million related to merchandise deposits to prepaid expenses and other current assets.
Fiscal Year—The Company utilizes a retail calendar whereby the fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant estimates include assumptions related to the determination of deferred income taxes and any applicable related valuation allowances. Actual results could differ materially from those estimates.
Foreign Currency Translation—The functional currency of the Company’s U.K. subsidiary is the British Pound Sterling. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period-end. Income statement amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within stockholders’ equity (deficit).
Cash and Cash Equivalents—Cash and cash equivalents include cash and highly-liquid investments with maturities of three months or less from the date of purchase, which are carried at amortized cost.
Short-Term Investments—The Company classifies highly-liquid investments with maturities greater than three months but less than one year as short-term investments. Short-term investments are comprised of available-for-sale securities. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders' equity (deficit), while realized gains and losses, and other-than-temporary impairments are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. We did not identify any of our short-term investments as other-than-temporarily impaired for the fiscal years ended December 28, 2014 and December 29, 2013.
Accounts Receivable—The majority of sales are conducted with credit cards and accounts receivable are composed primarily of amounts due from financial institutions related to those credit card sales. The Company does not maintain an allowance for doubtful accounts as payment is typically received within a few business days after the sale. Additionally, the Company includes other receivables, which consist of receivables for amounts owed as a result of tenant improvement allowances.
Inventories—The Company’s inventories, which consist primarily of apparel, infant gear, toys and other merchandise are stated at the lower of cost or market and valued on an average cost basis. Inventory costs primarily consist of product costs from suppliers, as well as inbound shipping and handling fees. The majority of the Company’s inventories are not purchased until the Company receives a customer order and is subsequently relieved from inventories when it is delivered to the customer.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the following asset categories:

Asset Category	Depreciation Period
Computer equipment and capitalized software	1 to 3 years
Leasehold improvements	Lesser of 10 years or lease term
Furniture, machinery and other equipment	3 to 15 years
Capitalized Software—The Company capitalizes certain costs to develop its websites and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for use. Capitalization of such costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.
Capitalized software costs, net of accumulated amortization, totaled $3.6 million and $2.7 million as of December 28, 2014 and December 29, 2013, respectively, and are included in property and equipment—net in the accompanying consolidated balance sheets. Amortization expense related to capitalized software costs was $1.7 million, $1.0 million, and $0.6 million for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.
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
Fair Value of Financial Instruments—The carrying amounts for the Company’s cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
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
The Company’s policy is to recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest and penalties were accrued as of December 28, 2014 and December 29, 2013.
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
Revenue Recognition—The Company generates net sales from sales of women's, children’s and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor, and from shipping and handling charges to the Company’s customers. The Company also generates net sales from the sale of services events, which are primarily electronic vouchers or access codes for the Company’s customers to redeem directly with the vendor. Net sales of services events have not been material to date.
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
To encourage customers to purchase the Company’s products and services, the Company periodically provides incentive offers. Generally, these promotions include dollar-off and percentage-off discounts to be applied against current purchases. The Company also grants merchandise credits to participants in the Company’s referral program when the customer referral results in a sale. Merchandise credits issued through the referral program typically expire in 18 months. The Company records these discounts and merchandise credits as reductions of the sale price at the date the promotion is redeemed similar to a coupon. Additionally, the Company provides customers merchandise credits to be applied against future purchases in instances in which the customer is unsatisfied with an order. In these instances, the Company has established a sales return reserve based on the Company’s historical experience. To date, these reserves have not been significant.
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
Marketing—Marketing expenses are expensed as incurred and consist primarily of targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Marketing expenses also include payroll and related benefit costs and stock-based compensation expense for employees involved in marketing activities. Marketing expenses are primarily related to growing and retaining the customer base.
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
Stock-Based Compensation—The Company measures compensation cost for all stock options and restricted stock unit awards granted at their grant date estimated fair value. Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each award. The fair value of stock option awards is estimated on the grant date using the Black-Scholes option valuation model. The fair value of each restricted stock unit award is based on the estimated fair market value of the Company’s common stock on the date of the award. See Note 8: "Stockholders' Equity (Deficit)" for additional details.
Recent Accounting Guidance—
Recently adopted accounting guidance
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11").The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. For public entities, ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014 and it did not have a material impact on the Company's consolidated financial statements or related disclosures.
Recent accounting guidance not yet adopted
In May 2014, the FASB issued an Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its consolidated financial statements.

NOTE 3. ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 28, 2014	December 29, 2013

	(in thousands)
Accrued payroll	$12,607	$5,327
Accrued marketing	6,655	3,595
Accrued shipping	10,063	15,186
Other accrued expenses	10,149	6,665
Total accrued expenses	$39,474	$30,773

NOTE 4. PROPERTY AND EQUIPMENT
The balance of property and equipment—net is as follows:

	December 28, 2014	December 29, 2013

	(in thousands)
Computer equipment and capitalized software	$24,111	$15,963
Leasehold improvements	26,166	1,272
Furniture, machinery and other equipment	49,824	12,224
Work in progress	1,261	5,228
Less: accumulated depreciation and amortization	(22,464)	(10,074)
Total property and equipment, net	$78,898	$24,613
Depreciation and amortization expense of property and equipment totaled $13.1 million, $6.2 million, and $3.4 million during the fiscal years ended December 28, 2014, December 29, 2013, and December 30 2012, respectively.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
Rental expense was $8.3 million, $5.9 million and $4.6 million for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
Future minimum payments under noncancelable operating leases as of December 28, 2014 are as follows:

Fiscal Years Ending	Amount
(in thousands)
2015	$15,370
2016	16,464
2017	15,492
2018	14,962
2019	15,392
Thereafter	66,503
Total	$144,183

Sales Taxes—To date, the Company has had no actual or threatened sales and use tax claims from any state where zulily does not already claim nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it doesn’t currently collect sales tax is reasonably possible. As of December 28, 2014, the Company is unable to estimate the possible loss or range of loss as it is an unasserted possible liability that would be contested and subject to negotiation between the taxpayer and the state or decided by a court.
Legal Proceedings—In the ordinary course of business, the Company may be involved in various legal proceedings, lawsuits, disputes or claims related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial and consumer matters, product compliance and employment matters. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent, trademark and copyright infringement, as well as employment claims. The outcome of any such claim or litigation is inherently uncertain. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. Although the Company cannot predict the outcome of any such claims or litigation, it does not believe there are currently any such claims or litigation that, if resolved unfavorably, would have a material impact on the Company's financial condition, results of operations or cash flows.
NOTE 6. CREDIT FACILITY
In January 2014, the Company entered into a $50.0 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Any borrowings under the Credit Agreement mature in January 2016. Borrowings under the Credit Agreement bear annual interest, at the Company's option, in an amount equal to (i) in the case of base rate loans, 1.50% plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the prime rate, and (c) the eurodollar rate plus two percent (2.00%), or (ii) in the case of eurodollar loans, for any interest period, LIBOR plus 2.50%. An undrawn commitment fee shall be payable to the lenders in an amount equal to 0.175% times the actual daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations, calculated on a quarterly basis in arrears. The Credit Agreement contains certain customary representations and warranties, financial covenants, events of default and is secured by substantially all of the assets of the Company. As of the filing date of this Annual Report, no amounts have been drawn down under the revolving credit facility.
NOTE 7. RETIREMENT PLAN

The Company offers a salary deferral 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows us to make a matching contribution, subject to certain limitations. The Company has incurred costs relating to the matching contribution of $0.6 million for the fiscal year ended December 28, 2014, which was paid out in early 2015. For the fiscal years ended December 29, 2013 and December 30, 2012 we incurred no costs and made no contributions to the plan.
NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

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
Common Stock
Since October 17, 2013, the Company has had two classes of authorized common stock outstanding: Class A common stock and Class B common stock, with 500,000,000 and 275,000,000 shares authorized, respectively.

As of December 28, 2014, the Company had outstanding 61,327,351 shares of Class A common stock and 64,115,226 shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share, on all matters that are subject to stockholder vote. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer, with certain limited exceptions.
Restricted Common Stock
On October 26, 2009, the Company signed a Restricted Stock Purchase Agreement with its founders wherein each founder purchased shares of Class B common stock at a price of $0.0004 per share and granted the Company an option to acquire shares of Class B common stock owned by the respective founders at a repurchase right equal to the lesser of the original price paid for each share or the fair market value on the date of repurchase of said shares. Common stock under the Restricted Stock Purchase Agreement provided for monthly vesting over four years, some of which provide for 25% vesting on the first anniversary from the date of issuance or hire date with the remainder vesting monthly over the subsequent three years. The repurchase right was exercisable on unvested shares during the 90-day period following the date a founder ceases for any reason to provide service to the Company. As of December 28, 2014 all 52,812,500 Class B common shares under restricted stock purchase agreements entered into with the Company's founders have fully vested. As of December 29, 2013, 52,792,969 shares had vested and 19,531 were expected to vest. No amount of compensation expense has been recognized in connection with these shares, as they were deemed to have nominal value at the date of issuance.
Equity Incentive Plans
The Company has two equity incentive plans: the 2009 Equity Incentive Plan (the "2009 Plan") and the 2013 Equity Plan (the "2013 Plan"). Under the 2009 Plan, 18,105,313 shares of Class B common stock were reserved for issuance of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSUs") and other stock-based payment awards to employees, directors and consultants. Upon the IPO, 11,795,185 shares of Class A common stock were initially reserved under the 2013 Plan and 1,627,200 shares of Class B common stock that were reserved under the 2009 Plan but not issued were assumed by the 2013 Plan for future issuance as Class A common stock awards. The 2013 Plan will also assume the maximum number of shares subject to stock options or other awards granted under the 2009 Plan that may be returned to the 2009 Plan, such as upon expiration or termination of a stock award prior to vesting. The maximum number of shares of Class A common stock issuable under the 2013 Plan is 27,610,562. However, the 2013 Plan provides that such maximum number of shares shall increase pursuant to an "evergreen" provision contained therein. Pursuant to such provision, beginning December 30, 2013, the number of shares reserved for issuance under the 2013 Plan will automatically increase on the first day of each fiscal year through the first day of fiscal year 2023 by the lesser of (a) four percent (4%) of the total number of shares of the Company's capital stock outstanding on the last day of the preceding fiscal year and (b) a number determined by the Company's board of directors. As of December 28, 2014, there were 18,122,045 shares available for issuance under the 2013 Plan. No new awards will be issued under the 2009 Plan. Under the 2013 Plan, the Company has the ability to issues ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock awards. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. Options granted to date generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over the subsequent three years and expire 10 years from the date of grant. RSUs granted to date generally provide for graded vesting over five years and expire 10 years from the date of grant.
Stock-Based Compensation Expense
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Due to the limited period of time the Company’s equity shares have been publicly traded, the Company uses the simplified method provided by the SEC in estimating the expected term. This represents the average period from vesting to the expiration of the stock option. During the fiscal year ended December 28, 2014, the Company began incorporating its own expected volatility based on daily price observations for the full period in which its shares publicly traded as a data point in addition to the peer companies previously used to calculate volatility. The dividend yield is 0%, since the Company has not paid, and does not expect to pay, dividends. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.
The fair value of each stock option is estimated on the grant date with the following weighted-average assumptions:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

Expected term (years)	6.10	6.66	5.98
Expected volatility	54.7%	50.9%	61.7%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.9%	1.3%	1.0%
Weighted average grant-date fair value of stock options granted	$21.41	$6.75	$4.10
The fair value of RSU awards to our employees, officers and non-employee directors is determined by using the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant. An RSU award entitles the holder to receive shares of the Company’s Class A common stock as the award vests, which is generally based on length of service. The Company's non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
The following table presents the effects of stock-based compensation on the consolidated statements of operations during the periods presented:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands)
Cost of sales	$210	$70	$26
Marketing expenses	790	327	142
Selling, general and administrative expenses	13,548	7,380	1,097
Total stock-based compensation expense	$14,548	$7,777	$1,265
The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option and RSU, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.
As of December 28, 2014, the Company had total unrecognized compensation costs related to stock options of $49.7 million. The Company expects to recognize this cost over a weighted-average period of 4.85 years.
The following table summarizes additional information about stock options outstanding as of December 28, 2014:

	Outstanding			Outstanding and Vested
		Weighted Average
Range of Exercise Price	Options	Exercise Price	Remaining Contractual Life (in Years)	Options	Weighted Average Exercise Price

$0.028 - $0.312	1,735,762	$0.26	5.91	1,716,878	$0.26
$0.717 - $7.44	1,043,938	$4.47	6.86	848,034	$4.11
$7.48 - $10.28	7,778,683	$9.60	8.24	6,371,090	$9.89
$13.44 - $41.43	1,153,776	$20.95	8.86	308,922	$18.36
$41.79 - $53.89	366,788	$43.79	9.16	—	$—
Total	12,078,947			9,244,924

The table summarizes stock option activity as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Total Intrinsic Value

	(in thousands, except price, shares and years)
Outstanding at December 29, 2013	13,938,487	$7.40	8.56	$462,558
Granted	681,840	40.87
Exercised	(2,062,226)	1.92
Canceled	(479,154)	14.88
Outstanding at December 28, 2014	12,078,947	9.93	7.87	172,655
Vested and expected to vest at December 28, 2014	11,873,058	9.77	7.85	170,874
Exercisable at December 28, 2014	9,244,924	7.85	7.72	142,630
During the fiscal year ended January 1, 2012, the Company issued 1,439,627 Class B common shares for the exercise of stock options. Of this amount, 473,958 Class B common shares were early exercised and are subject to repurchase in accordance with the provision of the 2009 Plan. The unvested portion of the early exercised shares as of December 28, 2014 and December 29, 2013, was zero and 63,151 shares, respectively.
Exercisable stock options as of December 28, 2014 and December 29, 2013 include 4,761,744 and 5,462,661 options that are early exercisable, respectively.

The table summarizes RSU awards activity as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value per RSU

Outstanding at December 29, 2013	—	$—
Granted	379,888	35.49
Vested	(675)	34.36
Forfeited	(14,083)	36.23
Outstanding at December 28, 2014	365,130	$35.47
As of December 28, 2014, the Company had total unrecognized compensation costs related to RSU awards of $10.3 million. The Company expects to recognize this cost over a weighted-average period of 4.66 years.
NOTE 9. NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is presented using the two-class method required for participating securities. Concurrent with the closing of the IPO in November 2013, all shares of outstanding preferred stock automatically converted into 60,621,233 shares of the Company's Class B common stock. Prior to the IPO, the Company considered all holders of preferred stock to be participating securities as they were entitled to receive non-cumulative dividends. Additionally, the Company considers holders of unvested restricted common stock to be participating securities because of their non-forfeitable rights to dividends, in the event dividends are declared and paid. During the fiscal year ended December 28, 2014, the Company did not consider the unvested restricted common stock to be participating securities because there would be no change to the reported net income (loss) per share.
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
For the fiscal years ended December 28, 2014 and December 29, 2013, the computation of basic and diluted net income (loss) per share is presented on a combined basis for Class A and Class B common stock because the results are identical.
The following table presents the calculation of basic and diluted net income (loss) per common share:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$14,892	$12,908	$(10,335)
Less: Accretion of convertible redeemable preferred stock	—	(8,975)	(4,375)
Less: Distributed earnings attributable to participating securities	—	—	(32,112)
Less: Undistributed earnings attributable to participating securities	—	(3,933)	—
Net income (loss) attributable to Class A and Class B common stockholders	$14,892	$—	$(46,822)
Denominator
Weighted average shares used to compute basic net income (loss) per Class A and Class B common share	124,679,716	59,450,186	37,976,724
Effect of potentially dilutive securities:
Stock options	7,615,037	—	—
Restricted stock unit awards	22,604	—	—
Weighted average shares used to compute diluted net income (loss) per Class A and Class B common share	132,317,357	59,450,186	37,976,724
Net income (loss) per share attributable to Class A and Class B common stockholders—basic	$0.12	$—	$(1.23)
Net income (loss) per share attributable to Class A and Class B common stockholders—diluted	$0.11	$—	$(1.23)

The following have been excluded from the computation of basic and diluted net income (loss) per share attributable to Class A and Class B common stockholders as their effect would have been antidilutive:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

Convertible preferred shares	—	53,184,953	55,827,571
Unvested restricted common shares	—	3,644,546	16,468,775
Stock options	403,742	13,938,487	7,430,501
Restricted stock unit awards	137,110	—	—
Total	540,852	70,767,986	79,726,847
NOTE 10. SEGMENT INFORMATION
The Company has two reportable segments: North America and United Kingdom ("U.K."). The Company’s reportable segments have been identified based on how the Company’s chief operating decision maker manages the Company’s businesses, makes operating decisions, and evaluates operating performance. The Company’s chief operating decision maker is its chief executive officer. The Company evaluates the performance of its reportable segments based on net sales and operating income (loss). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2, "Summary of Significant Accounting Policies". Operating income (loss) represents net loss before interest income (expense), net, other income (expense), net and provision for income taxes. Management does not evaluate the performance of its reportable segments using asset measures.
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

The Company accounts for intersegment sales in accordance with the underlying transfer pricing agreement between zulily, inc. and Zulily UK Ltd.

Information on reportable segments and reconciliation to consolidated net income (loss) before provision for income taxes is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands)
North America
Net sales	$1,181,501	$681,826	$326,349
Operating income (loss)	20,715	17,173	(6,072)
Intersegment expense	(4,951)	(4,093)	(4,571)
Total segment operating income (loss)	15,764	13,080	(10,643)
U.K.
Net sales	18,578	13,883	4,891
Intersegment sales	4,951	4,093	4,571
Total net sales	23,529	17,976	9,462
Segment operating income (loss)	$(34)	$(51)	$89
Consolidated
Net sales
Total sales for reportable segments	$1,205,030	$699,802	$335,811
Elimination of intersegment sales	(4,951)	(4,093)	(4,571)
Total consolidated net sales	$1,200,079	$695,709	$331,240
Net income (loss) before provision for income taxes
Total operating income (loss) for reportable segments	$15,730	$13,029	$(10,554)
Interest income (expense)—net	317	136	43
Other income (expense)—net	(46)	99	176
Net income (loss) before provision for income taxes	$16,001	$13,264	$(10,335)
The Company’s assets are primarily located in the United States as of the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012. Net sales from external customers for each group of similar products and services are not reported to the Company’s chief operating decision maker. The separate identification of this information for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop it would be excessive.
NOTE 11. INCOME TAXES
The components of income (loss) before provision for income taxes are as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands)
U.S.	$16,001	$13,266	$(10,401)
Foreign	—	(2)	66
Income before income taxes	$16,001	$13,264	$(10,335)
For the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012 the Company recorded tax provisions of $1.1 million, $0.4 million and zero, respectively. The Company currently has tax benefits relating to prior year net operating losses that are being utilized to reduce the Company's U.S. taxable income.

Income taxes have been provided as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands)
Current tax expense:
Federal	$546	$356	$—
State and Local	—	—	—
Foreign	—	—	—
Current tax expense	546	356	—
Deferred tax expense:
Federal	537	—	—
State and Local	26	—	—
Foreign	—	—	—
Deferred tax expense	563	—	—
Provision for income taxes	$1,109	$356	$—

Reconciliation of income tax computed at federal statutory rates to the reported provisions for income taxes is as follows:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012

Federal statutory rate	35.0%	35.0%	(34.0)%
Effect of:
State and local income tax	—	—	(1.0)
Non-deductible expenses	0.3	0.2	(0.1)
R&D tax credit generated in current year	(5.4)	(2.3)	(4.6)
Stock-based compensation	2.0	5.6	4.2
Other	0.2	0.1	0.4
Valuation allowance	(25.1)	(35.9)	35.1
Total	7.0%	2.7%	—%

The Company's effective tax rate for the fiscal years ended December 28, 2014 and December 29, 2013, was lower than the 35% U.S. federal statutory rate primarily due to the release of the Company's valuation allowance and the research and development credit benefit.

Deferred tax assets and liabilities are summarized as follows:

	As Of
	December 28, 2014	December 29, 2013

	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$18	$2,402
Returns and accruals	2,053	1,305
Deferred rent	7,263	817
Inventories	787	746
Stock-based compensation	6,316	2,027
Tax-credit carryforwards	1,376	1,236
Other	52	—
Deferred tax assets	17,865	8,533
Deferred tax liabilities:
Property and equipment	(18,041)	(4,115)
Prepaid expenses and other current assets	(356)	(400)
Unrealized foreign exchange gain	—	(34)
Deferred tax liabilities	(18,397)	(4,549)
Valuation allowance	(31)	(3,984)
Deferred tax asset (liability), net	$(563)	$—
Current asset (liability), net	$17,827	$2,675
Noncurrent asset (liability), net	(18,390)	(2,675)
Deferred tax asset (liability), net	$(563)	$—

During the fiscal year ended December 28, 2014, the Company determined that it was more likely than not the Company’s deferred tax assets will be realized and released its valuation allowance related to U.S. deferred income taxes. In order to release the valuation allowance, the Company considered all available evidence, both positive and negative, including:

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
The Company has emerged from cumulative losses during the fiscal year ended December 28, 2014 and has projections of sufficient future taxable income. These two items represent significant positive evidence and as of December 28, 2014, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax asset for the Company's U.S. operations will be realized. This assessment was evidenced by the Company meeting all of the above criteria, resulting in its conclusion that $3.9 million of the deferred tax asset valuation allowance for the Company's U.S. operations should be released. However, a valuation allowance was maintained on the UK's net operating loss carryforwards.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

At December 28, 2014, the Company had federal and non-U.S. net operating loss carryforwards of $33.9 million and $0.5 million, respectively. The federal net operating loss carryforwards primarily relate to tax deductible stock-based compensation in excess of amounts recognized for financial statement purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to shareholders' equity, rather than to results of operations. The Company also had $2.4 million of federal research and development tax credit carryforwards as of December 28, 2014 and $0.4 million of alternative tax credits. These carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax or local law. If not utilized, a portion of the carryforwards will begin to expire in 2031.
During the fiscal year ended December 28, 2014, the Company recognized excess tax benefits on stock option exercises of approximately $0.3 million, which were recorded to additional paid in capital.
Under Section 382 of the Internal Revenue Code, as amended (the “Code”), the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if it experiences an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period or since the date of a prior ownership change, if within three years. Similar rules may apply under state tax laws.
In this regard, the Company has determined that such an ownership change occurred and that based on the timing of the ownership change and the corresponding Section 382 limitation, none of its net operating losses or other tax attributes appear to expire subject to such limitation.
A reconciliation of the change in amount of gross unrecognized income tax benefits for the prior three years is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

	(in thousands)
Balance at the beginning of the year	$377	$—	$—
Increase related to prior period tax positions	(40)	172	—
Increase related to current period tax positions	369	205	—
Balance at the end of the year	$706	$377	$—
As of December 28, 2014, the Company had $0.7 million in tax contingencies, of which the entire amount, if fully recognized, would decrease the Company's effective tax rate.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The Company does not have any significant interest or penalty accruals. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. In general, the tax years for U.S. federal and state income tax purposes, that remain open for examination are for 2009 and forward due to operating loss carryforwards.
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
To the extent that the research and development tax credits, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to the results of operations rather than stockholders' equity.
NOTE 12. FAIR VALUE MEASUREMENTS
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
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 28, 2014 and December 29, 2013:

	December 28, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$3,015	$3,015	$—	$—
Short-term investments:
Commercial paper	131,528	—	131,528	—
Total	$134,543	$3,015	$131,528	$—

	December 29, 2013
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$18,019	$18,019	$—	$—
Short-term investments:
Commercial paper	18,014	—	18,014	—
Total	$36,033	$18,019	$18,014	$—

NOTE 13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows:

	Quarters Ended
	Dec. 28, 2014	Sept. 28, 2014*	Jun. 29, 2014	Mar. 30, 2014
	(in thousands, except per share amounts)
Net sales	$391,349	$285,836	$285,013	$237,881
Gross profit	101,067	78,689	80,956	63,734
Income (loss) from operations	11,669	(663)	7,675	(2,951)
Net income (loss) before provision for income taxes	11,690	(495)	7,756	(2,950)
Provision for income taxes	809	300	—	—
Net income (loss)	$10,881	$(795)	$7,756	$(2,950)
Net income (loss) attributable to Class A and Class B common stockholders	$10,881	$(795)	$7,756	$(2,950)
Basic earnings per share	$0.09	$(0.01)	$0.06	$(0.02)
Diluted earnings per share	$0.08	$(0.01)	$0.06	$(0.02)
Shares used in computation of earnings per share:
Basic	125,525	124,985	124,424	123,879
Diluted	131,036	124,985	133,067	123,879
*Includes the previously disclosed out-of-period correction of $2.8 million. The net impact of the adjustment was an increase to net sales of $2.8 million and a decrease to deferred revenue of the same amount.

	Quarters Ended
	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013	Mar. 31, 2013
	(in thousands, except per share amounts)
Net sales	$257,033	$166,655	$145,009	$127,012
Gross profit	68,375	44,501	43,903	36,612
Income (loss) from operations	12,922	(2,283)	4,003	(1,613)
Net income (loss) before provision for income taxes	13,109	(2,251)	4,001	(1,595)
Provision for income taxes	356	—	—	—
Net income (loss)	$12,753	$(2,251)	$4,001	$(1,595)
Net income (loss) attributable to Class A and Class B common stockholders	$4,526	$(4,819)	$—	$(4,126)
Basic earnings per share	$0.05	$(0.09)	$—	$(0.09)
Diluted earnings per share	$0.05	$(0.09)	$—	$(0.09)
Shares used in computation of earnings per share:
Basic	87,992	53,495	49,891	46,422
Diluted	127,603	53,495	49,891	46,422

NOTE 14. SUBSEQUENT EVENTS

On January 23, 2015, the Company announced a restructuring plan to close the U.K. office and migrate the U.K. customers and members from the U.K.-operated site onto the North American platform, as a U.S.-operated site, consistent with the Company's strategy for Canada, Australia, and Ireland. The Company expects to incur pre-tax charges between $1.5 million and $2.5 million primarily relating to contract terminations and employee redundancy payments in fiscal year 2015. The restructuring will alter how the Company’s chief operating decision maker manages the Company’s business, makes operating decisions, and evaluates operating performance thereby resulting in one operating segment effective for the period ending March 29, 2015.

On February 11, 2015, the Company announced that its board of directors authorized a repurchase program whereby the Company can repurchase up to $250 million of its outstanding common stock over the next

24 months. The number of shares to be repurchased under the repurchase program and the timing of any potential repurchases will depend on factors such as the Company's common stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. The repurchase program may be suspended or discontinued at any time.

On February 20, 2015, the compensation committee of the Company's board of directors approved the Company’s 2015 Executive Incentive Program, which provides the Company’s executive officers and other eligible employees the opportunity to earn semi-annual cash bonuses of between 0% to 40% (or 0% to 50% in the case of the Company's chief executive officer) of base salary based on the achievement of certain corporate and individual performance objectives, as established by the compensation committee. Achievement of the performance objectives will be determined by the compensation committee.
* * * * * *

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 28, 2014.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2014, our disclosure controls and procedures were effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014 based on criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
zulily, inc.
Seattle, Washington
We have audited the internal control over financial reporting of zulily, inc. and subsidiaries (the "Company") as of December 28, 2014, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 24, 2015

Item 9B.    Other Information

On February 20, 2015, the compensation committee of our board of directors approved our 2015 Executive Incentive Program, which provides our executive officers and other eligible employees the opportunity to earn semi-annual cash bonuses of between 0% to 40% (or 0% to 50% in the case of our chief executive officer) of base salary based on the achievement of certain corporate and individual performance objectives, as established by our compensation committee. Achievement of the performance objectives will be determined by our compensation committee.

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to the sections entitled "Executive Officers," "Proposal No. 1- Election of Directors," "Information Regarding the Board of Directors and Corporate Governance," "Information Regarding Committees of the Board of Directors" and "Executive Officers" in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.    Executive Compensation

Information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation", and "Equity Compensation Plan Information" in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information required by this Item is incorporated herein by reference to the sections entitled "Transactions with Related Persons" and "Information Regarding Committees of the Board of Directors" in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

Item 14.    Principal Accounting Fees and Services

Information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 2 - Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

zulily, inc.
(Registrant)

Date: February 24, 2015	By:	/s/ Darrell Cavens
Darrell Cavens
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darrell Cavens and Tad Larsen, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

This Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

	Signature	Title	Date

By	/s/ Darrell Cavens		February 24, 2015
	Darrell Cavens	President, Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Tad Larsen		February 24, 2015
	Tad Larsen	Vice President of Accounting (Principal Financial and Accounting Officer)

By	/s/ Mark Vadon		February 24, 2015
	Mark Vadon	Chairman of the Board

By	/s/ W. Eric Carlborg		February 24, 2015
	W. Eric Carlborg	Director

By	/s/ John Geschke		February 24, 2015
	John Geschke	Director

By	/s/ Mike Gupta		February 24, 2015
	Mike Gupta	Director

By	/s/ Youngme Moon		February 24, 2015
	Youngme Moon	Director

By	/s/ Michael Potter		February 24, 2015
	Michael Potter	Director

By	/s/ Spencer Rascoff		February 24, 2015
	Spencer Rascoff	Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

			Incorporated by Reference
Exhibit No.		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of zulily, inc.	8-K	001-36188	3.1	11/21/2013
3.2		Amended and Restated Bylaws of zulily, inc.	S-1	333-191617	3.4	10/8/2013
4.1		Form of Class B Common Stock Certificate					X
4.2		Third Amended and Restated Investor Rights Agreement, dated November 5, 2012	S-1	333-191617	4.1	10/8/2013
4.3		Amendment No. 1 to Third Amended and Restated Investor Rights Agreement, dated October 17, 2013	S-1/A	333-191617	4.2	10/25/2013
10.1	†	zulily, inc. 2009 Equity Incentive Plan, as amended	S-1	333-191617	10.1	10/8/2013
10.2	†	Forms of Option Agreement and Option Grant Notice under the zulily, inc. 2009 Equity Incentive Plan	S-1	333-191617	10.2	10/8/2013
10.3	†	zulily, inc. 2013 Equity Plan	S-1/A	333-191617	10.3	10/17/2013
10.4	†	Forms of Option Agreement and Option Grant Notice under the zulily, inc. 2013 Equity Plan	10-Q	001-36188	10.3	8/7/2014
10.5	†	Forms of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice for zulily, inc. 2013 Equity Plan	10-Q	001-36188	10.4	8/7/2014
10.6	†	Form of Indemnity Agreement entered into between zulily, inc. and each of its directors and its executive officers	S-1	333-191617	10.5	10/8/2013
10.7	†	Employment Offer Letter by and between zulily, inc. and Marc Stolzman, dated August 16, 2012	S-1	333-191617	10.6	10/8/2013
10.8	†	Employment Offer Letter by and between zulily, inc. and Bob Spieth, dated December 10, 2012	S-1	333-191617	10.7	10/8/2013
10.9	†	2014 Executive Incentive Program	8-K	001-36188	10.2	2/27/2014
10.10	†	2015 Executive Incentive Program					X
10.11		Office Lease Agreement by and between zulily, inc. and SRI-WR Elliott Avenue LLC, dated May 2, 2013	S-1	333-191617	10.12	10/8/2013
10.12		Amendment No. 1 of Office Lease Agreement by and between zulily, inc. and SRI-WR Elliott Avenue LLC, dated November 21, 2013	10-K	001-36188	4.1	2/28/2014
10.13		Amendment No. 2 of Office Lease Agreement by and between zulily, inc. and SRI-WR Elliott Avenue LLC dated March 10, 2014	10-Q	001-36188	10.3	5/9/2014
10.14		Agreement of Lease by and between zulily, inc. and KTR Ohio LLC, dated November, 2011	S-1	333-191617	10.14	10/8/2013
10.15	*	Master Service Agreement (Nevada) by and between zulily, inc. and IntelliSource, LLC, dated May 31, 2014	10-Q	001-36188	10.1	8/7/2014

10.16	*	Master Service Agreement (Ohio) by and between zulily, inc. and IntelliSource, LLC, dated May 31, 2014	10-Q	001-36188	10.2	8/7/2014
10.17		Lease Agreement (USA Parkway Distribution Center/McCarran, NV) dated as of January 24, 2014, by and between US Real Estate Limited Partnership and zulily, inc.	8-K	001-36188	10.1	1/29/2014
10.18		Credit Agreement, dated as of January 23, 2014, among zulily, inc., the Lenders party thereto, Citibank, N.A., as Administrative Agent, Lead Arranger, Sole Book Runner, Collateral Agent and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent	8-K	001-36188	10.2	1/29/2014
10.19		Lease Agreement, dated as of September 8, 2014, by and between Liberty Property Limited Partnership and zulily, inc.	10-Q	001-36188	10.1	11/6/2014
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1		Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)					X
31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
31.2		Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
32.1	**	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

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