Form 10-Q
period 2015-03-29
zulily, inc.
filed 2015-05-06
CIK 1478484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015

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

As of May 4, 2015, there were 66,873,321 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 56,602,221 shares of the registrant's Class B Common Stock, par value $0.0001 per share, outstanding.

ZULILY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZULILY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 29, 2015	December 28, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,316	$242,292
Short-term investments	31,525	131,528
Accounts receivable	10,807	8,342
Inventories	21,731	17,373
Prepaid expenses and other current assets	11,093	8,165
Deferred income taxes — Net	4,449	4,449
Total current assets	362,921	412,149
PROPERTY AND EQUIPMENT — Net	84,173	78,898
OTHER NON-CURRENT ASSETS	937	1,331
Total assets	$448,031	$492,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,081	$109,267
Accrued expenses	35,288	39,474
Deferred revenue	59,719	44,243
Total current liabilities	170,088	192,984
DEFERRED INCOME TAXES — Net	5,017	5,012
OTHER NON-CURRENT LIABILITIES	25,004	18,419
Total liabilities	200,109	216,415
COMMITMENTS AND CONTINGENCIES (Note 3 and Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value—2,000,000 shares authorized as of March 29, 2015 and December 28, 2014; zero shares issued and outstanding as of March 29, 2015 and December 28, 2014	—	—
Class A common stock, $0.0001 par value—500,000,000 shares authorized as of March 29, 2015 and December 28, 2014; 69,082,966 shares issued and 66,819,777 shares outstanding as of March 29, 2015 and 61,327,351 shares issued and outstanding as of December 28, 2014	7	6
Class B common stock, $0.0001 par value—275,000,000 shares authorized as of March 29, 2015 and December 28, 2014; 56,633,648 and 64,115,226 shares issued and outstanding as of March 29, 2015 and December 28, 2014, respectively	6	7
Treasury stock, at cost—2,263,189 shares and zero shares as of March 29, 2015 and December 28, 2014, respectively	(31,315)	—
Additional paid-in capital	311,990	306,197
Accumulated other comprehensive loss	(36)	(3)
Accumulated deficit	(32,730)	(30,244)
Total stockholders’ equity	247,922	275,963
Total liabilities and stockholders' equity	$448,031	$492,378

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

NET SALES	$306,616	$237,881
COST OF SALES	214,390	174,147
GROSS PROFIT	92,226	63,734
OPERATING EXPENSES:
Marketing	29,586	23,085
Selling, general, and administrative	67,093	43,600
TOTAL OPERATING EXPENSES	96,679	66,685
LOSS FROM OPERATIONS	(4,453)	(2,951)
INTEREST INCOME (EXPENSE)—Net	170	54
OTHER INCOME (EXPENSE)—Net	(63)	(53)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,346)	(2,950)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,860)	—
NET LOSS	$(2,486)	$(2,950)
Net loss attributable to Class A and Class B common stockholders	$(2,486)	$(2,950)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average shares outstanding used to compute net loss attributable to Class A and Class B common stockholders:
Basic	124,878,124	123,878,592
Diluted	124,878,124	123,878,592

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

NET LOSS	$(2,486)	$(2,950)
OTHER COMPREHENSIVE LOSS:
Unrealized holding gains (losses) on available-for-sale securities	(42)	12
Foreign currency translation adjustment	9	(20)
OTHER COMPREHENSIVE LOSS, NET	(33)	(8)
TOTAL COMPREHENSIVE LOSS	$(2,519)	$(2,958)

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,486)	$(2,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,483	2,401
Stock-based compensation	4,330	3,174
Excess tax benefit from stock-based compensation	5	—
Loss on disposal of assets	174	105
Other	349	—
Changes in operating assets and liabilities:
Accounts receivable	(2,474)	(4,984)
Inventories	(4,369)	(13,356)
Prepaid expenses and other assets	(2,666)	(2,100)
Accounts payable	(34,417)	(15)
Accrued expenses and other liabilities	2,412	5,372
Deferred revenue	15,484	29,759
Net cash (used in) provided by operating activities	(19,175)	17,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,819)	(15,761)
Purchases of short-term and other investments	(132,039)	(59,996)
Proceeds from maturity and sale of short-term and other investments	232,000	25,000
Net cash provided by (used in) investing activities	90,142	(50,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,385	215
Excess tax benefit from stock-based compensation	(5)	—
Payments of deferred offering costs	—	(385)
Debt issuance costs	—	(149)
Repurchase of Class A common stock	(31,315)	—
Net cash used in financing activities	(29,935)	(319)
Effect of exchange rate changes on cash and cash equivalents	(8)	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,024	(33,672)
CASH AND CASH EQUIVALENTS—Beginning of period	242,292	290,089
CASH AND CASH EQUIVALENTS—End of period	$283,316	$256,417
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for capital purchases	$560	$1,898
Stock-based compensation capitalized	82	16

See notes to condensed consolidated financial statements

ZULILY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. Description of Business
zulily, inc. (the “Company”, “we”, “us” or “our” ) is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. Through the Company’s desktop and mobile sites and mobile applications, the Company helps its customers discover new and unique products at great values that they would likely not find elsewhere. The Company, a Delaware corporation formed in 2009, is headquartered in Seattle, Washington.
NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated balance sheet data as of December 28, 2014 was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited condensed consolidated financial information. The financial information as of December 28, 2014 is derived from the Company's audited consolidated financial statements and notes included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the "2014 Form 10-K"), filed with the U.S. Securities and Exchange Commission on February 24, 2015. The financial information included in this Quarterly Report should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2014 Form 10-K. Accordingly, we have omitted certain footnotes and other disclosures that are disclosed in the 2014 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three months ended March 29, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2016, or for any other period.
Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Change in Reportable Segments—During the three months ended March 29, 2015 the Company executed a restructuring plan to close the U.K. office and migrate U.K. members and customers from the U.K.-operated site onto the North American platform. This resulted in pre-tax charges of approximately $1.2 million primarily related to contract terminations and employee redundancy payments. The restructuring altered how the chief operating decision maker manages the Company, makes operating decisions, and evaluates operating performance resulting in a single operating segment and removal of the segment information note effective for the period ended March 29, 2015. The Company’s chief operating decision maker is its chief executive officer.
Fiscal Year—The Company's fiscal year ends on the Sunday closest to December 31 of the respective calendar year. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.
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
Recent Accounting Guidance Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.
In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern ("ASU 2014-15"). The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its consolidated financial statements.
NOTE 3. COMMITMENTS
Credit Facility
In January 2014, the Company entered into a $50.0 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Any borrowings under the Credit Agreement mature in January 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million. The Credit Agreement includes certain customary representations and warranties, financial covenants, and events of default and is secured by substantially all of our and our subsidiaries' assets. The Company's obligations under the Credit Agreement will be guaranteed by certain of our subsequently acquired or organized direct and indirect domestic subsidiaries.
During the three months ended March 29, 2015 and March 30, 2014, the Company made no borrowings under the credit facility.
NOTE 4. CONTINGENCIES
Legal Proceedings—In the ordinary course of business, the Company may be involved in various legal proceedings, lawsuits, disputes or claims related to, among other things, alleged infringement of third-party patents and other intellectual property rights, commercial and consumer matters, product compliance and employment matters. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent, trademark, and copyright infringement, as well as other claims. The outcome of any such claim or litigation is inherently uncertain. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. Although the Company cannot predict the outcome of any such claims or litigation, it does not believe there are currently any such claims or litigation that, if resolved unfavorably, would have a material impact on the Company's financial condition, results of operations or cash flows.

Sales Taxes—To date, the Company has had no actual or threatened sales and use tax claims from any state where zulily does not already claim nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it does not currently collect sales tax is reasonably possible. As of March 29, 2015, the Company is unable to estimate the possible loss or range of loss as it is an unasserted possible liability that would be contested and subject to negotiation between the taxpayer and the state or decided by a court.
NOTE 5. INCOME TAXES
Income Taxes—The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the annual effective tax rate is updated, and if the estimated tax rate changes, a cumulative adjustment is recorded. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate is subject to significant variation due to several factors including variability in accurately predicting our pre-tax and taxable income and loss, changes in how we do business, changes in law, regulations and administrative practices, and audit developments, among other factors.
The effective tax rate for the three months ended March 29, 2015 is different from the Company's estimated annual effective tax rate of 36.4% primarily as a result of a discrete benefit from a municipal income tax credit.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has two million shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series with rights, preferences and privileges established by the Company's board of directors.
Common Stock
Since October 17, 2013, the Company has had two classes of common stock: Class A common stock and Class B common stock, with 500 million and 275 million shares authorized, respectively. As of March 29, 2015, the Company had approximately 66.8 million shares of Class A common stock and approximately 56.6 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to ten votes per share on all matters that are subject to stockholder vote. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer, with certain limited exceptions.
Treasury Stock
In February 2015, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $250 million of its outstanding shares of common stock until February 2017 through open market or privately negotiated transactions. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The number of shares to be repurchased under the repurchase program and the timing of potential repurchases will depend on factors such as the Company's common stock price, economic and market conditions, alternative uses of capital and corporate and regulatory requirements. The repurchase program may be suspended or discontinued at any time. During the three months ended March 29, 2015, the Company repurchased approximately 2.3 million shares of Class A common stock for approximately $31.3 million. The repurchased shares have been placed into treasury stock.

Stock-Based Compensation Expense
A summary of option activity under the Company's equity compensation plans during the three months ended March 29, 2015 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Total
	Underlying	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value

	(in thousands, except price, shares and years)
Outstanding at December 28, 2014	12,078,947	$9.93	7.87	$172,655
Granted	581,522	18.85
Exercised	(274,037)	5.05
Canceled	(2,946)	12.19
Forfeited	(427,814)	10.04
Outstanding at March 29, 2015	11,955,672	$10.48	7.56	$52,839
Vested and expected to vest at March 29, 2015	11,711,035	$9.68	7.07	$52,592
Exercisable at March 29, 2015	9,374,341	$8.36	7.29	$42,819
As of March 29, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $65.8 million. The Company expects to recognize this cost over a weighted-average period of 4.95 years.
A summary of restricted stock unit ("RSU") activity under the Company's 2013 Equity Plan during the three months ended March 29, 2015 is presented below:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value

Outstanding at December 28, 2014	365,130	$35.47
Granted	481,585	18.70
Vested	—	—
Forfeited	(29,479)	32.43
Outstanding at March 29, 2015	817,236	$25.69
As of March 29, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $16.5 million. The Company expects to recognize this cost over a weighted-average period of 4.66 years.

The following table presents the effects of stock-based compensation on the condensed consolidated statements of operations during the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014

	(in thousands)
Cost of sales	$71	$22
Marketing expenses	292	163
Selling, general and administrative expenses	3,967	2,989
Total stock-based compensation expense	$4,330	$3,174

NOTE 7. NET LOSS PER SHARE
The Company considered unvested restricted common stock to be participating securities because of their non-forfeitable rights to dividends, in the event dividends are declared and paid. During the fiscal year ended December 28, 2014, all unvested restricted common stock became fully vested.
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
For the three months ended March 29, 2015 and March 30, 2014, the computation of basic and diluted net loss per share is presented on a combined basis for Class A and Class B common stock because the results are identical.

The following have been excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been antidilutive:

	Three Months Ended
	March 29, 2015	March 30, 2014

Unvested restricted common shares	—	51,711
Stock options	11,954,838	13,475,520
Restricted stock unit awards	817,036	—
Total	12,771,874	13,527,231

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
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 29, 2015 and December 28, 2014:

	March 29, 2015
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$3,016	$3,016	$—	$—
Short-term investments:
Commercial paper	31,525	—	31,525	—
Total	$34,541	$3,016	$31,525	$—

	December 28, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$3,015	$3,015	$—	$—
Short-term investments:
Commercial paper	131,528	—	131,528	—
Total	$134,543	$3,015	$131,528	$—

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with the attached unaudited condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 28, 2014, as filed with the Securities and Exchange Commission (the "SEC") on February 24, 2015.
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
We sell our products through a flash sales model, with offerings typically only available for 72 hours and in a limited quantity, creating an urgency to browse and purchase. We sell women’s, children's and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. We focus on providing significant value to consumers across all of our categories; the average item on our sites is offered for approximately 50% off the manufacturer’s suggested retail price.
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

Mobile is a large and growing part of our business. We have invested heavily in our mobile platform to optimize our sites for use on iPhones, iPads and Android-based devices. In the quarter ended March 29, 2015, approximately 55% of orders were placed from a mobile device, up from approximately 50% in the fourth quarter of 2014.
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
As of March 29, 2015, we lease 2.2 million square feet of fulfillment space at facilities in Nevada, Ohio and Pennsylvania, as compared to 1.4 million square feet of leased fulfillment space as of December 28, 2014. The increase is attributed to our new 0.8 million square foot facility in Bethlehem, Pennsylvania. Our fulfillment operations regularly handle thousands of items a day from product styles that change each day and require different handling processes. Because we have deliberately established an intermediary model in which we do not typically pre-purchase substantial inventory, our shipping times are generally slower than e-commerce retailers that hold inventory. Our average order-to-ship time was 11.9 days in the first quarter of 2015, down from 13.7 days in the fourth quarter of 2014 and 13.2 days in the first quarter of 2014. We are continually investing in our fulfillment systems and infrastructure, which includes automating the fulfillment process, and have expanded consignment and fulfillment services for our vendors in an effort to improve our order-to-ship times.
To date, we have primarily focused on expanding our North American business, which includes all sales made through our U.S.-operated sites, including sales made to customers in Canada, Australia, Ireland and other foreign countries. During the three months ended March 29, 2015, we executed a restructuring plan to close the U.K. office and source U.K. orders from the U.S. We migrated the U.K. members and customers from the U.K.-operated sites onto the U.S.-operated sites to better align our strategy in the U.K. with our other foreign operations.
We are gradually increasing our level of investment in international expansion and plan to continue to invest in and develop our international presence. Our international strategy is focused primarily on marketing U.S. vendors to subscribers globally. We also occasionally market international boutique vendors on our U.S.-operated sites. During the three months ended March 29, 2015, our products were shipped to over 87 countries.
A summary of activity for the three months ended March 29, 2015, compared to the three months ended March 30, 2014, is as follows:

•	For the three months ended March 29, 2015 and March 30, 2014, we reported $306.6 million and $237.9 million in net sales, respectively, representing growth of 29%.

•
As of March 29, 2015, we had 5.0 million active customers, or customers who had purchased at least once in the last year, an increase of 35% from the 3.7 million active customers we had as of March 30, 2014.

•	For the three months ended March 29, 2015, there were 6.3 million total orders placed, representing an increase in total orders of 0.8 million, or 15%, from the three months ended March 30, 2014.

•	For the twelve months ended March 29, 2015, 86% of orders were placed by customers who had previously purchased from us.

Components of Our Results of Operations

Net Sales
Net sales consist primarily of sales of women’s, children's and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor. We recognize product sales at the time all revenue recognition criteria have been met, which is generally at delivery. Net sales represent the sales of these items plus shipping and handling charges to customers, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in our active customers, the frequency with which customers purchase and average order value. Net sales also include sales generated from the sale of services events, which are primarily electronic vouchers or access codes for our customers to redeem directly with the vendor. Additionally, net sales includes sales from our fulfillment services for our vendors. Net sales of services events and fulfillment services have not been material to date.

Cost of Sales
Cost of sales consists of our purchase price for merchandise sold to customers, inbound and outbound shipping and handling costs, shipping supplies and fulfillment costs. Fulfillment costs represent those costs incurred in operating and staffing the fulfillment centers, including costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of sales also includes direct and indirect labor costs for fulfillment center oversight, including payroll and related benefit costs and stock-based compensation expense, and costs related to fulfillment services for our vendors. Cost of sales are primarily driven by growth in orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to delivering orders to our customers.

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

Provision for Income Taxes
Provision for income taxes is calculated as the amount of our taxable income multiplied by enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Further, the provision for income taxes includes deferred income taxes and any changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

RESULTS OF OPERATIONS
For the periods presented below, we have organized our operations into one principal segment. See Note 2: "Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements within Item 1 of Part I of this Quarterly Report for discussion regarding our change in reportable segments.
Comparison of the Three Months Ended March 29, 2015 and March 30, 2014
Net Sales

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change	% Change

	(dollars in thousands)
Net Sales	$306,616	$237,881	$68,735	29%
The increase in net sales for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 was primarily driven by three factors; an increase in active customers of 1.3 million, or 35%, an increase in total orders placed of 0.8 million, or 15%, and an increase in average order value of 2%. To a lesser extent, the increase was the result of higher than expected order volume for the three months ended March 30, 2014 which increased our order-to-ship times resulting in a significant number of orders that were placed in the three months ended March 30, 2014 but not fulfilled until the three months ended June 29, 2014. We believe our growth in net sales for the three months ended March 29, 2015 was partially constrained by a decrease in the rate of new customer activations and retention of existing customers.
Cost of Sales

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change	% Change

	(dollars in thousands)
Cost of sales	$214,390	$174,147	$40,243	23%
Percentage of net sales	70%	73%
The increase in cost of sales for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 is primarily due to increased product and shipping costs from increased product sales and orders. Of the increase in cost of sales, $32.9 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $7.3 million as a result of the increase in order growth. Cost of sales as a percentage of net sales decreased due to improved operational performance driven by our efforts in areas such as fulfillment center automation and transportation. In addition, the first quarter of 2014 was impacted by higher than expected order volume which increased our order-to-ship times and required incremental labor at our fulfillment centers, resulting in increased shipping and fulfillment costs.
Marketing Expenses

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$29,586	$23,085	$6,501	28%
Percentage of net sales	10%	10%
The increase in marketing expenses for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. Our marketing expenses are largely discretionary and affected by changes in subscriber acquisition costs which are primarily market driven. To a lesser extent, the increase in marketing expenses was attributable to higher subscriber acquisition costs in the three months ended March 29, 2015 compared to the three months ended March 30, 2014.
Selling, General and Administrative Expenses

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$67,093	$43,600	$23,493	54%
Percentage of net sales	22%	18%
Of the $23.5 million increase in selling, general and administrative expenses for the three months ended March 29, 2015 compared to the three months ended March 30, 2014, $11.8 million was due to the increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. Additionally, this increase was attributable to a $6.1 million increase in our rent, depreciation and other facilities expense as a result of our business growth, including square footage occupied, and headcount growth. To a lesser extent, this increase was attributable to $1.2 million in restructuring charges associated with the closure of the U.K. office, and a $1.3 million increase in our technology related costs as a result of business growth.

Interest Income (Expense)—Net

Interest income (expense)—net is primarily derived from interest income related to the investment of our cash and cash equivalents and short-term investments. Interest income (expense)—net for the three months ended March 29, 2015 and March 30, 2014, totaled $0.2 million and $0.1 million, respectively.
Other Income (Expense)—Net
Other income (expense)—net consists of income earned from our corporate purchasing card and foreign realized currency gains (losses). Other income (expense)—net was $(0.1) million for the three months ended March 29, 2015 and March 30, 2014.
Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items. For the three months ended March 29, 2015 and March 30, 2014, our effective tax rates were (42.8)% and 0.0%, respectively. The difference in effective tax rates is primarily a result of the release of the valuation allowance during the third quarter of 2014, the expiration of the federal research and development tax credits as of December 31, 2014, and the discrete benefit from municipal income tax credits during the first quarter of 2015.

Historically, we have a pattern of operating losses early in the year with operating income in the second half of the year resulting in cumulative operating income for the year. Accordingly, we recognized a tax benefit of $1.9 million for the quarter ended March 29, 2015.

KEY FINANCIAL AND OPERATING MEASURES
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The key financial and operating metrics for the three months ended March 29, 2015 and March 30, 2014 are:

	Three Months Ended
	March 29, 2015	March 30, 2014	Change	% Change

	(in thousands, except revenue per active customer, average order value and per share amounts)
Adjusted EBITDA	$4,360	$2,624	$1,736	66%
Free cash flow	$(28,994)	$1,645	$(30,639)	(1,863)%
Active customers	4,984	3,684	1,300	35%
Revenue per active customer	$62	$65	$(3)	(5)%
Total orders placed	6,300	5,490	810	15%
Average order value	$56.26	$55.34	$0.92	2%
Non-GAAP diluted net income per share	$0.01	$—	$0.01	100%
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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 29, 2015	March 30, 2014

	(in thousands)
Net loss	$(2,486)	$(2,950)
Excluding:
Interest income (expense)—net	170	54
Other income (expense)—net	(63)	(53)
Taxes	(1,860)	—
Depreciation and amortization	4,483	2,401
Stock-based compensation expense	4,330	3,174
Adjusted EBITDA	$4,360	$2,624
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed in the table above free cash flow, a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities less net cash used in capital expenditures. We have provided a reconciliation below of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure.
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

The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities for each of the periods indicated:

	Three Months Ended
	March 29, 2015	March 30, 2014

	(in thousands)
Net cash (used in) provided by operating activities	$(19,175)	$17,406
Capital expenditures	(9,819)	(15,761)
Free cash flow	$(28,994)	$1,645
Net cash provided by (used in) investing activities	$90,142	$(50,757)
Net cash used in financing activities	$(29,935)	$(319)

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
Non-GAAP Diluted Net Income (Loss) Per Share
To provide investors with additional information regarding our financial results, we have also disclosed in the table above, a non-GAAP diluted net income (loss) per share financial measure. Our non-GAAP diluted net income (loss) per share financial measure assumes that all vesting of restricted stock occurred at the beginning of the applicable reporting periods. In reports filed with the SEC for the periods preceding the period ended June 29, 2014, we did not add back stock-based compensation expense when calculating our non-GAAP diluted net income (loss) per share financial measure. Beginning in our quarterly report for the period ended June 29, 2014 and continued in this Quarterly Report, we have modified our non-GAAP diluted net income (loss) per share financial measure to add back stock-based compensation expense for all periods presented. We do not add back tax adjustments related to stock-based compensation, as we have a relatively short history of taxable income and applicable effective tax rates, which makes inclusion of such adjustments less useful to investors and others.
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
A reconciliation of non-GAAP net income (loss) attributable to common stockholders to GAAP net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP dilutive shares to GAAP dilutive shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP dilutive net income (loss) per share, is as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014

	(in thousands, except share and per share amounts)
GAAP net loss attributable to common stockholders	$(2,486)	$(2,950)
Add: Stock-based compensation expense	4,330	3,174
Non-GAAP net income attributable to common stockholders	$1,844	$224

GAAP Weighted average shares used to compute diluted net income per Class A and Class B common share	124,878,124	123,878,592
Add: Unvested restricted stock	—	51,711
Add: Additional dilutive effect of stock options	3,195,002	10,269,757
Add: Additional dilutive effect of restricted stock unit awards	3,428	—
Non-GAAP Weighted average shares used to compute diluted net income per Class A and Class B common share	128,076,554	134,200,060
Non-GAAP diluted net income per share attributable to Class A and Class B common stockholders	$0.01	$—

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

At March 29, 2015, our cash and cash equivalents balance was $283.3 million, with an additional $31.5 million held in short-term investments. Cash and cash equivalents primarily consist of cash deposits and money market funds. Short-term investments primarily consist of commercial paper. Cash held internationally as of March 29, 2015 was not material.

Prior to our initial public offering, or IPO, we financed our operations and capital expenditures through private sales of preferred stock and cash flows from our operations. On November 20, 2013, we closed our IPO, in which 13,225,000 shares of Class A common stock were sold to the public (including 7,334,125 shares of Class A common stock sold by us). The public offering price of the shares sold in the IPO was $22.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The total net proceeds from the offering to us were $147.5 million after deducting the underwriting discount with respect to the shares offered by us of approximately $10.5 million and offering expenses totaling $3.3 million.

Cash flow information is as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014

	(in thousands)
Cash provided by (used in):
Operating activities	$(19,175)	$17,406
Investing activities	90,142	(50,757)
Financing activities	(29,935)	(319)
Operating Activities
Our cash flow used in operating activities in the three months ended March 29, 2015 consisted of a net loss adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation expense, and changes in our operating assets and liabilities. Cash flow used in operating activities is significantly impacted by volume of customer orders from an increased active customer base as compared to prior periods. The higher volume of orders results in net sales growth year-over-year, where we have experienced greater than 29% growth in the three months ended March 29, 2015 as compared to the three months ended March 30, 2014. The increased order volumes drive increased inventory purchases, increased fulfillment activities and a greater investment in infrastructure including human capital.

Cash flow used in operating activities was $19.2 million in the three months ended March 29, 2015 and consisted of a net loss of $2.5 million adjusted for certain non-cash charges including depreciation and amortization of $4.5 million and stock-based compensation of $4.3 million as well changes in operating assets and liabilities that used $26.0 million in cash flow. Our cash flow used in operating activities was primarily the result of a $34.4 million decrease in our accounts payable balance during the three months ended March 29, 2015. This decrease was attributable to the timing difference between cash collected from customers and payments made for operating expenses. This was partially offset by the increase in deferred revenue of $15.5 million.

Cash flow provided by operating activities was $17.4 million in the three months ended March 30, 2014, and consisted of a net loss of $3.0 million adjusted for non-cash charges including depreciation and amortization of $2.4 million and stock-based compensation of $3.2 million and changes in our operating assets liabilities that provided $14.7 million in positive cash flow. The net changes in our operating assets and liabilities were primarily a result of increased deferred revenue of $29.8 million. A higher than expected order volume increased our order-to-ship times from an average of 11.3 days in the first quarter of 2013 to 13.2 days in the first quarter of 2014. The increase in the order-to-ship times along with the timing of the increased orders resulted in an increase in deferred revenue for the period. This was partially offset by the increase in inventories of $13.4 million.
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
Net cash provided by investing activities was $90.1 million in the three months ended March 29, 2015. This was primarily attributable to proceeds from sales and maturities of short-term investments of $232.0 million, partially offset by purchases of short-term investments of $132.0 million and capital expenditures of $9.8 million. The capital expenditures primarily related to leasehold improvements and purchases of automation equipment at our fulfillment centers.
Net cash used in investing activities was $50.8 million in the three months ended March 30, 2014. This was primarily attributable to purchases of short-term investments related to excess cash of $60.0 million and $15.8 million in capital expenditures offset by proceeds from maturities and sales of short-term investments of $25.0 million. The capital expenditures primarily related to additional equipment for our fulfillment centers, leasehold improvements for our corporate office space in Seattle, as well as software purchases and internally developed software costs.

Financing Activities
Net cash used in financing activities was $29.9 million in the three months ended March 29, 2015. This was primarily attributable to the $31.3 million repurchase of Class A common stock under the share repurchase program described elsewhere in this Quarterly Report, partially offset by $1.4 million in proceeds from the exercise of stock options.

Net cash used in financing activities was $0.3 million in the three months ended March 30, 2014. This was primarily attributable to debt and stock issuance costs of $0.5 million, partially offset by $0.2 million in proceeds from the exercise of stock options.
Credit Facility

On January 23, 2014, we entered into a $50 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Any borrowings under the Credit Agreement will mature in January 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million.

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

As of the filing date of this Quarterly Report, we were in compliance with all financial and non-financial covenants and we have not had any amounts drawn down under the revolving credit facility.

Repurchase Program

In February 2015, our board of directors authorized the repurchase of up to $250 million of our common stock until February 2017. The number of shares to be repurchased under the repurchase program and the timing of potential repurchases will depend on factors such as our common stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. The repurchase program may be suspended or discontinued at any time. During the quarter ended March 29, 2015, we repurchased approximately 2.3 million shares at a total cost of $31.3 million. The repurchased shares have been placed into treasury stock.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 29, 2015, except for operating leases as discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
Contractual Obligations
Our contractual obligations consist of non-cancelable operating leases for equipment, office facilities, fulfillment centers and corporate headquarters. There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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
We believe that the assumptions and estimates associated with revenue recognition and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
For a summary of all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. In our Annual Report on Form 10-K, we provide additional analysis of our significant accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 29, 2015, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 29, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 29, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a short operating history in a rapidly evolving industry that may not develop as expected. Our relatively short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter.

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

We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We must continue to acquire customers and engage existing customers in order to increase net sales and maintain profitability. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase products and may prefer alternatives to our offerings, such as in-store, the retailer’s own website or the websites of our competitors. In the United States, where we have achieved some level of market penetration, acquiring new customers and engaging existing customers may become more difficult and costly than it has been in the past. We cannot assure you that the net sales from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver an entertaining shopping experience, or if consumers do not perceive the products we offer to be of high value and quality or deliverable within a reasonable period of time, we may not be able to acquire new customers or engage existing customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business or consistent with previously acquired customers, or engage our existing customers, the net sales we generate may decrease, and our business, financial condition and operating results may be materially and adversely affected.

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

We have relationships with social networking sites, such as Facebook, Pinterest and Twitter, online services, search engines, affiliate marketing websites, directories and other websites and e-commerce businesses to provide advertising and other links that direct customers to our sites. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with the channels that are used by our current and prospective customers and cost-effectively drive traffic to our sites. We rely on these relationships as significant sources of traffic to our sites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers, engage existing customers and our financial condition would suffer.

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

We may base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing and type of the orders we receive, as well as the rate of customer activation and repeat customer behavior, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in the United States, Canada, the United Kingdom, Australia, Ireland and other international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our Class A common stock to decline substantially.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have rapidly increased employee and contractor headcount since our inception to support the growth in our business. The number of our employees increased from 1,380 as of March 30, 2014 to 2,951 as of March 29, 2015, and we may add more employees during 2015. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees, while maintaining our corporate culture. We face significant competition for personnel, particularly in the Seattle area where our headquarters is located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth and expansion of our business and our product offerings place significant demands on our management and mid-level management in particular. We produce new versions of our sites and emails and mobile alerts to our customers on a daily basis, which generally requires new products, photos and copy every day. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience.

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

While we achieved profitability on an annual basis for each of the fiscal years ended December 28, 2014 and December 29, 2013, we incurred net losses of $10.3 million and $11.3 million in the fiscal years ended December 30, 2012 and January 1, 2012, respectively, and had an accumulated deficit of $32.7 million as of March 29, 2015. In the three months ended March 29, 2015, we had a net loss of $2.5 million. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees and managers, incur the costs of being a public company and develop our technology platform and fulfillment infrastructure. These efforts may prove more expensive than we currently anticipate. Although our net sales have grown rapidly, increasing from $237.9 million in the three months ended March 30, 2014 to $306.6 million in the three months ended March 29, 2015, we may not be able to sustain this rate of net sales growth or to increase our net sales sufficiently to offset higher expenses. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or improve our gross margins could prevent us from maintaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and operating results may be materially and adversely affected.

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

Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, significantly faster shipping times as well as free or low-cost shipping and product returns, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs, use incentive programs to acquire our customers, or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

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

We have broadened our product offering beyond children's apparel, to include women’s and men’s apparel, children’s merchandise and other product categories such as kitchen accessories, home décor. We continue to explore additional categories which may be accepted by our target customers. If we offer new products or categories that are not accepted by our customers or that adversely impact the customer experience, our sales may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by sales. If we expand into new categories, consumer demands may be different, and there is no assurance that the flash sales model will be successful in these new categories. We may make substantial investments in such new categories in anticipation of future net sales. If the launch of a new category requires investments greater than we expect, if we are unable to attract vendors that produce sufficient high quality, value-oriented products or if the sales generated from a new category grow more slowly or produce lower gross margins than we expect, our results of operations could be adversely impacted. Expansion of our product lines may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source and curate these new products. We may also face greater competition in specific categories from Internet sites that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional product categories, and our customers may have additional considerations in deciding whether or not to purchase these additional product categories. In addition, the relative profitability, if any, of new product lines may be lower than what we have experienced historically, and we may not generate sufficient net sales from new product initiatives to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth and have a material adverse effect on our business, financial condition and operating results.

Our business relies heavily on email and mobile "push" notifications, and any restrictions on the sending of emails or mobile alerts or an inability to timely deliver such communications could adversely affect our net sales and business.

Our business is highly dependent upon email and mobile "push" notifications for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails and mobile alerts are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or mobile alerts to our subscribers, or if subscribers decline to open our emails or mobile alerts, our net sales and profitability would be adversely affected. For example, our net sales growth in fiscal year 2014 as compared to fiscal year 2013 was partially constrained by email deliverability issues with some of our email subscribers during the third quarter of 2014. Changes in how webmail application providers such as Google Inc., Yahoo! Inc., Microsoft Corporation, AOL Inc. and Comcast Corporation organize, prioritize, filter and deliver email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service contains features that organize incoming emails into categories (such as primary, social, promotions, updates and spam). Such categorization or similar inbox organizational features or filtering by Google Inc. and other webmail application providers may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties such as platform providers Apple App Store or Google Play Store to block, impose restrictions on or charge for the delivery of emails or mobile alerts could also materially and adversely impact our business. From time to time, Internet service providers, webmail applications or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or mobile alerts to third parties or our subscribers. Changes in laws, regulations or third-party provider policies that limit our ability to send such communications or impose additional requirements upon us or our subscribers in connection with sending such communications would also materially and adversely impact our business. Our use of email and mobile alerts to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or mobile alerts. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and operating results.

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

Our business employs sites, networks and systems through which we collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. More generally, we take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

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

If we do not optimize and operate our fulfillment centers successfully and efficiently, in particular for our provision of vendor fulfillment services, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

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

We may not successfully expand our fulfillment center operations or effectively control expansion-related expenses, which could harm our business, prospects, financial condition and operating results.

The expansion of our fulfillment center capacity will put pressure on our managerial, financial, operational, technology and other resources. We cannot assure you that we will effectively expand our fulfillment center capacity, that our customized inventory and package handling software systems meet our business needs, or that we will be able to execute on our expansion plans, including offering vendor fulfillment services, or recruit qualified managerial and operational personnel necessary to support our expansion plans. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers, including our vendor services customers, may experience delays in receiving their purchases, which could harm our reputation and relationship with our customers, and we would need to increase our capital expenditures more than anticipated. If we are unable to successfully expand our fulfillment center operations or effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our failure to adequately and effectively staff our fulfillment centers, through third-parties or with our own employees, could adversely affect our shipping times, business and results of operations.

We depend, in part, on a third party to provide staffing for our U.S. fulfillment centers. As of March 29, 2015, there were over 830 third-party associates in our U.S. fulfillment centers. By using a third-party staffing organization, we face additional risks that are outside of our control, such as employment claims, issues arising from failure to comply with labor or other laws, union organizing activities and any deterioration in the finance and operations of such organization. If our third-party staffing organization is unable to adequately staff our fulfillment centers or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed.

If the cost of staffing our U.S. fulfillment centers, in part, with our employees, many of whom we hired from our third-party staffing organization, is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed. In addition, we will face potential risks that were previously addressed by our third-party staffing organization, such as employment claims, issues arising from failure to comply with labor or other laws or union organizing activities. Any such issues may result in delays in shipping times and our reputation, business and results of operations may be harmed.

We generally do not hold inventory until products have been ordered by customers, which results in slower delivery time than other e-commerce retailers.

We generally do not order inventory from our vendors to be held in our fulfillment centers until after the products have been ordered by our customers. As a result, the time from when an order is placed on our sites to when the product is delivered to our customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. Our average order-to-ship time in the first quarter of 2015 was 11.9 days. In an effort to reduce order-to-ship times without carrying additional inventory, we have expanded consignment and fulfillment services for our vendors. We may not achieve our anticipated improvement in delivery times if we are unable to effectively deploy these services or engage a sufficient number of vendors to adopt these services. Modification of our inventory planning and consolidation processes may also result in inconsistent or slower delivery times. Utilization of our infrastructure for vendor fulfillment services could also negatively impact order-to-ship times. Our relatively slower delivery times may place us at a competitive disadvantage to other e-commerce retailers and may cause customers to stop purchasing from us. If we are required to decrease our delivery times to address this competition or to meet customer demands, we may be required to incur additional shipping costs, which we may or may not be able to pass on to our customers, or to change our operations to carry additional inventory and face additional inventory risk, either of which could adversely affect our business, financial condition and operating results.

Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the apparel, toys, infant gear, kitchen accessories and home décor categories, could adversely impact our operating results.

Our performance is subject to global economic conditions and their impact on levels of consumer spending worldwide, particularly spending on women’s, children’s and men’s apparel, children’s merchandise and other product categories such as kitchen accessories and home décor. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net sales and have a material adverse effect on our operating results.

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

To support our large and diverse base of vendors and our flash sales model that requires constantly changing products, we must incur significant costs, including costs related to our merchandising team, photography studios and creative personnel. As our business grows, we may not be able to continue to expand our product offerings in a cost-effective manner. For example, expansion of our studio spaces may require fixed expenses and investments that will impact profitability and may not be recouped if sufficient additional net sales are not generated.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, text messages, content protection, electronic contracts and communications, consumer protection and gift cards. For example, the Federal Trade Commission’s Mail or Telephone Order Merchandise Rule requires compliance with certain rules of conduct relating to shipping dates, shipping delays, customer notifications, cancellations and refunds. It is not clear how existing laws governing issues such as property ownership, advertising disclosures, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

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

Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology and provide a personalized site experience. Any significant interruptions or delays in service on our sites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays and loss of customers or vendors.

A key element of our strategy is to generate a high volume of traffic on, and use of, our sites. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our sites and the underlying network infrastructure. As our customer base and the amount of information shared on our sites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our sites. The operation of these systems is expensive and complex and could result in operational failures. In the event that our customer base or the amount of traffic on our sites grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our sites and prevent our customers from accessing our sites, which could materially and adversely affect our business, financial conditions and operating results.

In order to enhance relevance for our customers, we have developed extensive data collection and analytics capabilities which allow us to anticipate the shopping preferences of our customers and then personalize their site experience. Our data analytics and personalization tools are inherently complex. Any failure in their operation or our ability to analyze and interpret the data correctly could result in reduced demand, loss of customers and us forming incorrect estimates and assumptions, which could materially and adversely affect our business, financial condition and operating results.

We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile networks with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access and services.

We primarily utilize a single third-party data center hosting facility located in the United States. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our sites are processed through, servers in one facility. If we were to transition to additional servers, failure to effectively transfer our data could result in interruptions in the availability or functionality of our sites. We also rely on third-party email service providers, bandwidth providers, Internet service providers and mobile networks to deliver our email and mobile “push” communications to subscribers and to allow subscribers to access our sites. Any damage to, or failure of, the systems of our third-party data center or our other third-party providers could result in interruptions to the availability or functionality of our sites. If for any reason our arrangements with our data center or any other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our data center or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our sites.

The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the third-party data center on which we normally operate or the facilities of any third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solutions. While we have some limited disaster recovery arrangements in place, they may not effectively permit us to continue to provide our products in the event of any problems with respect to our data center or any other third-party facilities. If any such event were to occur to our business, the delivery of our products could be impaired and our business, financial condition and operating results may be materially and adversely affected.

Our business is subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our Class A common stock.

We believe our results are impacted by a pattern of increased sales during the back-to-school shopping season in the third quarter and holiday shopping season in the fourth quarter which has resulted in increased sales during a portion of the third quarter and the fourth quarter each fiscal year, which then results in lower sequential growth in the first quarter. For example, net sales in the first quarter of 2015 decreased when compared with net sales in the fourth quarter of 2014. We also believe that we have experienced slower growth in orders placed during the late spring and early summer months. Shifts in product mix, when combined with seasonality, could further affect our overall operating results or growth rates. Our historical growth rates and limited operating history make it difficult to discern the impact of any seasonality in our business. To the extent the growth of our business slows, or our product mix changes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter-to-quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could result in volatility or adversely affect the market price of our Class A common stock.

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

We have conducted limited international business in the United Kingdom, Canada, Australia and Ireland, but plan to grow our business in these countries and to further expand into new international markets in order to grow our overall business. These growth and expansion plans will require management attention and resources and may be unsuccessful. We have limited experience in selling our products to conform to different local cultures, standards and policies, and the flash sales model we employ and the products we offer may not appeal to customers in the same manner, if at all, in the United Kingdom, Canada, Australia, Ireland and other geographies. In addition, we may need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us. For example, we permit customer returns in the United Kingdom and expect that we may be required to adopt similar policies in other jurisdictions. We may have to compete with local companies which understand the local market better than we do. In addition, our delivery times to international customers are relatively slower than our delivery times to U.S. customers, which may place us at a competitive disadvantage to local companies and other e-commerce retailers. To deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as fulfillment centers in foreign markets, and we may have to invest in these facilities before the success or lack thereof of our international business. We may not be successful in growing our United Kingdom, Canada, Australia and Ireland business and expanding into any other international markets or in generating desired levels of net sales from our international business. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially and adversely affected.

Our future results could be adversely affected by a number of factors inherent in international business, including:

•	localization of our product offerings, including compliance with product safety regulatory schemes as well as translation into foreign languages and adaptation for local practices;

•	risks resulting from changes in currency exchange rates;

•	different consumer demand dynamics, which may make the flash sales model and the products we offer less successful compared to the United States;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

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

Our principal offices are located in Seattle, Washington, an area that has experienced earthquakes in the past, and are thus vulnerable to damage. We also operate a buying and studio office in Columbus, Ohio, a customer service office in Gahanna, Ohio, fulfillment centers in McCarran, Nevada and Lockbourne, Ohio, and lease fulfillment space in Bethlehem, Pennsylvania. Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain, including our ability to ship products to customers, from or to the impacted region and could impact our ability or the ability of third parties to operate our sites and ship products. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our IPO in November 2013, at a price of $22.00 per share, through May 5, 2015, our Class A common stock's daily closing price on the NASDAQ Global Select Market has ranged from a low of $11.82 to a high of $72.75. On May 5, 2015, the closing price of our Class A common stock was $11.82.

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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	other events or factors, including those resulting from war, incidents of terrorism, public health crises or responses to these events; and

•	the other factors described in this section of our Quarterly Report captioned, “Risk Factors.”

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

In addition, as of March 29, 2015, there were 1,305,177 shares of Class A common stock and 10,649,661 shares of Class B common stock subject to outstanding options and 817,236 shares of Class A common stock subject to unvested restricted stock unit awards. All of the shares of Class A common stock issuable upon exercise of options (or upon conversion of Class B common stock issued upon exercise of options) and vesting of restricted stock unit awards have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to compliance with applicable securities laws.

As of March 29, 2015, holders of approximately 34.1 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of Class A common stock issued or issuable upon conversion of Class B common stock or to include such shares in registration statements that we may file for zulily or other stockholders.

The dual class structure of our common stock and the existing ownership of capital stock by our executive officers and directors have the effect of concentrating voting control with our executive officers and directors for the foreseeable future, which will limit your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, the holders of Class B common stock collectively will continue to be able to control a majority of the voting power even if their stock holdings represent as few as approximately 9.1% of the outstanding number of shares of our common stock. As of March 29, 2015, the holders of Class B common stock collectively own shares representing approximately 89.4% of the voting power of our outstanding capital stock. Our executive officers and directors, collectively, continue to beneficially own shares representing a majority of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity compensation plans or adoption of new equity compensation plans and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 29, 2015, we repurchased the following shares of Class A common stock under the repurchase program described elsewhere in this Quarterly Report:

			(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)

Period
	(in thousands, except average price paid per share)
December 29, 2014 - January 28, 2015	—	—	—	—
January 29 - February 28, 2015	752	$14.34	752	$239,216
March 1, 2015 - March 29, 2015	1,511	13.58	1,511	218,685
Total	2,263		2,263

(1)	In February 2015, our board of directors authorized the repurchase of up to $250 million of our common stock until February 2017.

Use of Proceeds from Public Offering of Common Stock

Our registration statement on Form S-1 (File No. 333-191617) for our IPO was declared effective by the SEC on November 14, 2013.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 15, 2013 pursuant to Rule 424(b) under the Securities Act. However, a portion of the proceeds may be used to effect repurchases of our common stock under the repurchase program described elsewhere in this Quarterly Report. As of March 29, 2015, we had not used any proceeds from our IPO. Pending the uses described, we maintain the cash received in cash and cash equivalents as well as short-term investments.

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

zulily, inc.
(Registrant)

Date: May 6, 2015	By:	/s/ Tad Larsen
Tad Larsen
Vice President of Accounting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of zulily, inc.	8-K	001-36188	3.1	11/21/2013
3.2		Amended and Restated Bylaws of zulily, inc.	S-1	333-191617	3.4	10/8/2013
4.1		Form of Class B Common Stock Certificate	10-K	001-36188	4.1	2/24/2015
4.2		Third Amended and Restated Investor Rights Agreement, dated November 5, 2012	S-1	333-191617	4.1	10/8/2013
4.3		Amendment No. 1 to Third Amended and Restated Investor Rights Agreement, dated October 17, 2013	S-1/A	333-191617	4.2	10/25/2013
10.1		2015 Executive Incentive Program	10-K	001-36188	10.10	2/24/2015
10.2		Employment Offer Letter by and between zulily, inc. and Brian Swartz, dated April 21, 2015					X
10.3		Change in Control and Severance Agreement by and between zulily, inc. and Brian Swartz, dated April 21, 2015					X
31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
31.2		Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
32.1	*	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.