Form 10-Q
period 2015-06-28
zulily, inc.
filed 2015-08-06
CIK 1478484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015

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

As of August 2, 2015, there were 67,652,952 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 56,268,788 shares of the registrant's Class B Common Stock, par value $0.0001 per share, outstanding.

ZULILY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZULILY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 28, 2015	December 28, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$282,066	$242,292
Short-term investments	31,533	131,528
Accounts receivable	10,678	8,342
Inventories	19,934	17,373
Prepaid expenses and other current assets	9,243	8,165
Deferred income taxes — Net	4,449	4,449
Total current assets	357,903	412,149
PROPERTY AND EQUIPMENT — Net	89,571	78,898
OTHER NON-CURRENT ASSETS	1,002	1,331
Total assets	$448,476	$492,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,380	$109,267
Accrued expenses	34,241	39,474
Deferred revenue	50,603	44,243
Total current liabilities	158,224	192,984
DEFERRED INCOME TAXES — Net	5,190	5,012
OTHER NON-CURRENT LIABILITIES	26,546	18,419
Total liabilities	189,960	216,415
COMMITMENTS AND CONTINGENCIES (Note 3 and Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value—2,000,000 shares authorized as of June 28, 2015 and December 28, 2014; zero shares issued and outstanding as of June 28, 2015 and December 28, 2014	—	—
Class A common stock, $0.0001 par value—500,000,000 shares authorized as of June 28, 2015 and December 28, 2014; 69,876,504 shares issued and 67,613,315 shares outstanding as of June 28, 2015 and 61,327,351 shares issued and outstanding as of December 28, 2014	7	6
Class B common stock, $0.0001 par value—275,000,000 shares authorized as of June 28, 2015 and December 28, 2014; 56,268,788 and 64,115,226 shares issued and outstanding as of June 28, 2015 and December 28, 2014, respectively	6	7
Treasury stock, at cost—2,263,189 shares and zero shares as of June 28, 2015 and December 28, 2014, respectively	(31,315)	—
Additional paid-in capital	319,083	306,197
Accumulated other comprehensive loss	(75)	(3)
Accumulated deficit	(29,190)	(30,244)
Total stockholders’ equity	258,516	275,963
Total liabilities and stockholders' equity	$448,476	$492,378

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

NET SALES	$297,561	$285,013	$604,177	$522,894
COST OF SALES	205,072	204,057	419,462	378,203
GROSS PROFIT	92,489	80,956	184,715	144,691
OPERATING EXPENSES:
Marketing	26,896	24,282	56,482	47,367
Selling, general and administrative	60,308	48,999	127,401	92,599
TOTAL OPERATING EXPENSES	87,204	73,281	183,883	139,966
INCOME FROM OPERATIONS	5,285	7,675	832	4,725
INTEREST INCOME (EXPENSE)—Net	162	92	332	145
OTHER INCOME (EXPENSE)—Net	8	(11)	(55)	(64)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	5,455	7,756	1,109	4,806
PROVISION (BENEFIT) FOR INCOME TAXES	1,915	—	55	—
NET INCOME	$3,540	$7,756	$1,054	$4,806
Net income attributable to Class A and Class B common stockholders	$3,540	$7,756	$1,054	$4,806
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.03	$0.06	$0.01	$0.04
Diluted	$0.03	$0.06	$0.01	$0.04
Weighted average shares outstanding used to compute net income attributable to Class A and Class B common stockholders:
Basic	123,651,423	124,423,877	124,264,774	124,177,090
Diluted	125,977,444	133,066,635	127,027,000	133,101,806

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

NET INCOME	$3,540	$7,756	$1,054	$4,806
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on available-for-sale securities	(13)	20	(56)	32
Foreign currency translation adjustment	(25)	(17)	(16)	(37)
OTHER COMPREHENSIVE INCOME (LOSS), NET	(38)	3	(72)	(5)
TOTAL COMPREHENSIVE INCOME	$3,502	$7,759	$982	$4,801

See notes to condensed consolidated financial statements.

ZULILY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,054	$4,806
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,927	5,518
Stock-based compensation	8,762	6,831
Excess tax benefit from stock-based compensation	129	—
Deferred income taxes	49	—
Loss on disposal of assets	274	121
Other	349	—
Changes in operating assets and liabilities:
Accounts receivable	(2,339)	(3,757)
Inventories	(2,568)	(5,649)
Prepaid expenses and other assets	(981)	(1,517)
Accounts payable	(36,133)	2,497
Accrued expenses and other liabilities	2,903	6,031
Deferred revenue	6,365	24,390
Net cash (used in) provided by operating activities	(13,209)	39,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,540)	(37,537)
Purchases of short-term and other investments	(163,560)	(59,996)
Proceeds from maturity and sale of short-term and other investments	263,500	25,000
Net cash provided by (used in) investing activities	80,400	(72,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,059	1,526
Excess tax benefit from stock-based compensation	(129)	—
Payments of deferred offering costs	—	(385)
Debt issuance costs	—	(409)
Repurchase of Class A common stock	(31,315)	—
Net cash (used in) provided by financing activities	(27,385)	732
Effect of exchange rate changes on cash and cash equivalents	(32)	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,774	(32,532)
CASH AND CASH EQUIVALENTS—Beginning of period	242,292	290,089
CASH AND CASH EQUIVALENTS—End of period	$282,066	$257,557
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for capital purchases	$558	$1,851
Stock-based compensation capitalized	193	16

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
NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated balance sheet data as of December 28, 2014 was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of June 28, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited condensed consolidated financial information. The financial information as of December 28, 2014 is derived from the Company's audited consolidated financial statements and notes included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the "2014 Form 10-K"), filed with the U.S. Securities and Exchange Commission on February 24, 2015. The financial information included in this Quarterly Report should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and notes included in the 2014 Form 10-K. Accordingly, we have omitted certain footnotes and other disclosures that are disclosed in the 2014 Form 10-K. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and six months ended June 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2016, or for any other period.
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
Recent Accounting Guidance Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.
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
In April 2015, the FASB issued Accounting Standard Update No. 2015-05, Consumer's Accounting for Fees Paid in a Cloud Computing Agreement ("ASU 2015-05") which provides guidance on determining whether a cloud computing agreement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for annual and interim periods beginning after December 15, 2015. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-05 will have on the Company's consolidated financial statements and related disclosures.
In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's consolidated financial statements.
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
During the six months ended June 28, 2015 and June 29, 2014, the Company made no borrowings under the credit facility.
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
Sales Taxes—To date, the Company has had no actual or threatened sales and use tax claims from any state where zulily does not already claim nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it does not currently collect sales tax is reasonably possible. As of June 28, 2015, the Company is unable to estimate the possible loss or range of loss as it is an unasserted possible liability that would be contested and subject to negotiation between the taxpayer and the state or decided by a court.
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
The effective tax rate for the six months ended June 28, 2015 is different from the Company's estimated annual effective tax rate of 37.1% primarily as a result of discrete benefits from a municipal income tax credit and for incentive stock option disqualifying dispositions.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has two million shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series with rights, preferences and privileges established by the Company's board of directors.
Common Stock
Since October 17, 2013, the Company has had two classes of common stock: Class A common stock and Class B common stock, with 500 million and 275 million shares authorized, respectively. As of June 28, 2015, the Company had approximately 67.6 million shares of Class A common stock and approximately 56.3 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to ten votes per share on all matters that are subject to stockholder vote. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer, with certain limited exceptions.
Treasury Stock
In February 2015, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $250 million of its outstanding shares of common stock until February 2017 through open market or privately negotiated transactions. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The number of shares to be repurchased under the repurchase program and the timing of potential repurchases will depend on factors such as the Company's common stock price, economic and market conditions, alternative uses of capital and corporate and regulatory requirements. The repurchase program may be suspended or discontinued at any time. During the six months ended June 28, 2015, the Company repurchased approximately 2.3 million shares of Class A common stock for approximately $31.3 million. The repurchased shares have been placed into treasury stock.

Stock-Based Compensation Expense
A summary of option activity under the Company's equity compensation plans during the six months ended June 28, 2015 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Total
	Underlying	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)

	(in thousands, except price, shares and years)
Outstanding at December 28, 2014	12,078,947	$9.93	7.87	$172,655
Granted	1,197,220	16.10
Exercised	(694,381)	5.85
Canceled	(20,768)	22.21
Forfeited	(526,217)	11.94
Outstanding at June 28, 2015	12,034,801	$10.67	7.57	$56,632
Vested and expected to vest at June 28, 2015	11,764,861	$10.48	7.54	$56,416
Exercisable at June 28, 2015	9,203,540	$8.58	7.28	$46,386
(1) Total intrinsic value calculated using our Class A common stock's closing price on the NASDAQ Global Select Market of $23.28 as of December 26, 2014 and $13.62 as of June 26, 2015.
As of June 28, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $85.0 million. The Company expects to recognize this cost over a weighted-average period of 4.72 years.
A summary of restricted stock unit ("RSU") activity under the Company's 2013 Equity Plan during the six months ended June 28, 2015 is presented below:

	Number of	Weighted
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value

Outstanding at December 28, 2014	365,130	$35.47
Granted	2,402,916	14.41
Vested	(8,334)	36.47
Forfeited	(89,896)	28.17
Outstanding at June 28, 2015	2,669,816	$16.75
As of June 28, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $36.2 million. The Company expects to recognize this cost over a weighted-average period of 4.15 years.

The following table presents the effects of stock-based compensation on the condensed consolidated statements of operations during the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

	(in thousands)
Cost of sales	$91	$51	$163	$73
Marketing expenses	249	145	541	308
Selling, general and administrative expenses	4,091	3,461	8,058	6,450
Total stock-based compensation expense	$4,431	$3,657	$8,762	$6,831
NOTE 7. NET INCOME PER SHARE
Class A and Class B common stock are the only outstanding equity in the Company. For the three and six months ended June 28, 2015 and June 29, 2014, the computation of basic and diluted net income per share is presented on a combined basis for Class A and Class B common stock because the results are identical.
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

	(in thousands, except share and per share amounts)
Numerator
Net income attributable to Class A and Class B common stockholders	$3,540	$7,756	$1,054	$4,806
Denominator
Weighted average shares used to compute basic net income per Class A and Class B common share	123,651,423	124,423,877	124,264,774	124,177,090
Effect of potentially dilutive securities:
Stock options	2,297,453	8,586,514	2,746,228	8,864,658
Restricted stock unit awards	28,568	56,244	15,998	60,058
Weighted average shares used to compute diluted net income per Class A and Class B common share	125,977,444	133,066,635	127,027,000	133,101,806
Net income per share attributable to Class A and Class B common stockholders—basic	$0.03	$0.06	$0.01	$0.04
Net income per share attributable to Class A and Class B common stockholders—diluted	$0.03	$0.06	$0.01	$0.04

The following have been excluded from the computation of diluted net income per share attributable to Class A and Class B common stockholders as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Stock options	7,485,563	466,008	4,456,590	67,835
Restricted stock unit awards	738,301	—	651,981	—
Total	8,223,864	466,008	5,108,571	67,835

NOTE 8. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1—Quoted prices for identical assets and liabilities in active markets. The Company classifies cash equivalents as Level 1 in the fair value hierarchy. Cash equivalents are comprised of highly-liquid investments, including actively traded money market funds. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, these assets are recorded at fair value on a recurring basis.
Level 2—Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data. The Company classifies short-term investments as Level 2 in the fair value hierarchy. Short-term investments consist of commercial paper. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3—Unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The Company does not have assets classified as Level 3 in the fair value hierarchy.
The following tables summarize the Company's assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 28, 2015 and December 28, 2014:

	June 28, 2015
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$3,017	$3,017	$—	$—
Short-term investments:
Commercial paper	31,533	—	31,533	—
Total	$34,550	$3,017	$31,533	$—

	December 28, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$3,015	$3,015	$—	$—
Short-term investments:
Commercial paper	131,528	—	131,528	—
Total	$134,543	$3,015	$131,528	$—

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

Mobile is a large and growing part of our business. We have invested heavily in our mobile platform to optimize our sites for use on iPhones, iPads and Android-based devices. In the quarter ended June 28, 2015, approximately 56% of orders were placed from a mobile device, up from approximately 49% in the second quarter of 2014. In the quarter ended June 28, 2015, 74% of orders placed using a mobile device were made from the zulily mobile applications.
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
As of June 28, 2015, we lease 2.2 million square feet of fulfillment space at facilities in Nevada, Ohio and Pennsylvania, as compared to 1.4 million square feet of leased fulfillment space as of December 28, 2014. The increase is attributed to our new 0.8 million square foot facility in Bethlehem, Pennsylvania. Our fulfillment operations regularly handle thousands of items a day from product styles that change each day and require different handling processes. Because we have deliberately established an intermediary model in which we do not typically pre-purchase substantial inventory, our shipping times are generally slower than e-commerce retailers that hold inventory. Our average order-to-ship time was 11.6 days in the second quarter of 2015, down from 11.9 days in the first quarter of 2015 and 12.6 days in the second quarter of 2014. We are continually investing in our fulfillment systems and infrastructure, which includes automating the fulfillment process, and have expanded consignment and fulfillment services for our vendors in an effort to improve our order-to-ship times.
We continue to expand our international business which consists of all sales made through our U.S.-operated sites to customers in Canada, the United Kingdom, Australia, Ireland and other foreign countries. We are gradually increasing our level of investment in international expansion and plan to continue to invest in and develop our international presence. Our international strategy is focused primarily on marketing U.S. vendors to subscribers globally. We also occasionally market international boutique vendors on our U.S.-operated sites. During the six months ended June 28, 2015, our products were shipped to over 89 countries.
A summary of activity for the three and six months ended June 28, 2015, compared to the three and six months ended June 29, 2014, is as follows:

•	For the three months ended June 28, 2015 and June 29, 2014, we reported $297.6 million and $285.0 million in net sales, respectively, representing growth of 4%.

•	For the six months ended June 28, 2015 and June 29, 2014, we reported $604.2 million and $522.9 million in net sales, respectively, representing growth of 16%.

•
As of June 28, 2015, we had 4.9 million active customers, or customers who had purchased at least once in the last year, an increase of 19% from the 4.1 million active customers we had as of June 29, 2014.

•	For the three months ended June 28, 2015, there were 5.8 million total orders placed, representing an increase in total orders of 0.4 million, or 7%, from the three months ended June 29, 2014.

•	For the six months ended June 28, 2015, there were 12.1 million total orders placed, representing an increase in total orders of 1.2 million, or 11%, from the six months ended June 29, 2014.

•	For the twelve months ended June 28, 2015, 88% of orders were placed by customers who had previously purchased from us.

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

Cost of Sales
Cost of sales consists of our purchase price for merchandise sold to customers, inbound and outbound shipping and handling costs, shipping supplies and fulfillment costs. Inbound shipping and handling costs are included in our inventory and recognized as cost of sales when revenue is recognized and outbound shipping and handling costs are expensed as incurred. Fulfillment costs represent those costs incurred in operating and staffing the fulfillment centers, including costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of sales also includes direct and indirect labor costs for fulfillment center oversight, including payroll and related benefit costs and stock-based compensation expense, and costs related to fulfillment services for our vendors. Cost of sales are primarily driven by growth in orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to delivering orders to our customers.

Marketing Expenses
Marketing expenses consist primarily of targeted online marketing costs, such as display advertising, key word search campaigns, search engine optimization and social media, and offline marketing costs, such as print, radio and television advertising. Marketing expenses also include payroll and related benefit costs and stock-based compensation expense for our employees involved in marketing activities. Marketing expenses are primarily driven by investments to grow and retain our customer base. We have recently realigned our marketing strategy to focus on higher lifetime value customers. As a result, marketing expenses may increase as a percentage of net sales and stay elevated in the near term. In the longer term, we expect marketing expenses to continue to increase in amount but decline as a percentage of net sales.

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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 28, 2015 and June 29, 2014
Net Sales

	Three Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Net Sales	$297,561	$285,013	$12,548	4.4%
The increase in net sales for the three months ended June 28, 2015 compared to the three months ended June 29, 2014 was primarily driven by an increase in total orders placed of 0.4 million, or 7%, and an increase in active customers of 0.8 million, or 19%. This increase was partially offset by higher than expected orders placed during the quarter ended March 30, 2014 which were not fulfilled until the quarter ended June 29, 2014. This resulted in increased deferred revenue at March 30, 2014 which was recognized as net sales during the three months ended June 29, 2014. We believe our growth in net sales for the three months ended June 28, 2015 was partially constrained by a decrease in the rate of new customer activations and retention of existing customers.
Cost of Sales

	Three Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Cost of sales	$205,072	$204,057	$1,015	0.5%
Percentage of net sales	68.9%	71.6%
Gross margin	31.1%	28.4%
The increase in cost of sales for the three months ended June 28, 2015 compared to the three months ended June 29, 2014 was primarily due to increased product costs in line with increased net sales. This was offset by a decrease in shipping and fulfillment costs as a result of improved operational performance driven in areas such as fulfillment center automation and transportation. The second quarter of 2014 was impacted by incremental labor at our fulfillment centers added to meet the higher than expected order volume near the end of the first quarter of 2014.
Marketing Expenses

	Three Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$26,896	$24,282	$2,614	10.8%
Percentage of net sales	9.0%	8.5%
The increase in marketing expenses for the three months ended June 28, 2015 compared to the three months ended June 29, 2014 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. To a lesser extent, the increase in marketing expenses was attributable to higher subscriber acquisition costs as we realigned our marketing strategy to focus on higher lifetime value customers in the three months ended June 28, 2015. Our marketing expenses are largely discretionary and affected by changes in subscriber acquisition costs which are primarily market driven.
Selling, General and Administrative Expenses

	Three Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$60,308	$48,999	$11,309	23.1%
Percentage of net sales	20.3%	17.2%
The increase in selling, general and administrative expenses for the three months ended June 28, 2015 compared to the three months ended June 29, 2014 was primarily due to an increase in salaries and related benefits and stock-based compensation expense of $6.5 million as we increased our headcount across functions to support business growth. Additionally, this increase was attributable to a $4.4 million increase in our rent, depreciation and other facilities expense as a result of an increase in the square footage we occupied, in order to support our business growth.

Interest Income (Expense)—Net

Interest income (expense)—net for the three months ended June 28, 2015 and June 29, 2014 was not significant.
Other Income (Expense)—Net
Other income (expense)—net for the three months ended June 28, 2015 and June 29, 2014 was not significant.
Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items. For the three months ended June 28, 2015 and June 29, 2014, our effective tax rates were 35.1% and 0.0%, respectively. The difference in effective tax rates is primarily a result of the valuation allowance related to U.S. deferred income taxes for the quarter ended June 29, 2014, which was released during the third quarter of 2014.

Comparison of the Six Months Ended June 28, 2015 and June 29, 2014
Net Sales

	Six Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Net Sales	$604,177	$522,894	$81,283	15.5%
The increase in net sales for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 was primarily driven by an increase in total orders placed of 1.2 million, or 11%, and an increase in active customers of 0.8 million, or 19%. We believe our growth in net sales for the six months ended June 28, 2015 was partially constrained by a decrease in the rate of new customer activations and retention of existing customers.

Cost of Sales

	Six Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Cost of sales	$419,462	$378,203	$41,259	10.9%
Percentage of net sales	69.4%	72.3%
Gross margin	30.6%	27.7%
The increase in cost of sales was primarily due to increased product costs as a result of increased product sales. In addition, shipping costs increased as a result of the increased order volume. The increase was offset by improved operational performance driven in areas such as fulfillment center automation and transportation.
Marketing Expenses

	Six Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Marketing expenses	$56,482	$47,367	$9,115	19.2%
Percentage of net sales	9.3%	9.1%
The increase in marketing expenses for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 was primarily due to increased spending on paid online marketing channels, including display advertising, keyword search campaigns, search engine optimization and social media. As a result of the increased spend, we grew our active customer base by 0.8 million, or 19%, as of June 28, 2015, as compared to June 29, 2014. To a lesser extent, the increase in marketing expenses was attributable to higher subscriber acquisition costs in the six months ended June 28, 2015 compared to the six months ended June 29, 2014.
Selling, General and Administrative Expenses

	Six Months Ended
	June 28, 2015	June 29, 2014	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$127,401	$92,599	$34,802	37.6%
Percentage of net sales	21.1%	17.7%
The increase in selling, general and administrative expenses for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 was primarily due to an $18.3 million increase in salaries and related benefits and stock-based compensation expense as we continued to increase our headcount across functions to support business growth. Additionally, this increase was attributable to a $10.5 million increase in our rent, depreciation and other facilities expense as a result of an increase in square footage occupied, in order to accommodate our business growth. Technology related costs increased $2.0 million as a result of business growth and a related increase in business complexity. To a lesser extent, the increase was attributed to $1.2 million in restructuring charges associated with the closure of our U.K. office and a $1.1 million increase in our merchant processing fees driven by sales volume increases, which increase in total dollars as sales increase.
Interest Income (Expense)—Net

Interest income (expense)—net for the six months ended June 28, 2015 and June 29, 2014 was not significant.

Other Income (Expense)—Net
Other income (expense)—net for the six months ended June 28, 2015 and June 29, 2014 was not significant.
Income Taxes
We have determined our provision for income taxes in the second quarter of 2015 using an estimated annual effective tax rate, adjusted for any discrete items. The result was an effective tax rate of 4.9% for the six months ended June 28, 2015, as compared to an effective rate of 0.0% for the six months ended June 29, 2014.

KEY FINANCIAL AND OPERATING MEASURES
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.
The key financial and operating metrics for the three and six months ended June 28, 2015 and June 29, 2014 are:

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	Change	% Change	June 28, 2015	June 29, 2014	Change	% Change

	(in thousands, except revenue per active customer, average order value and per share amounts)
Adjusted EBITDA	$14,160	$14,449	$(289)	(2)%	$18,521	$17,074	$1,447	8%
Free cash flow	$(3,756)	$89	$(3,845)	(4,320)%	$(32,749)	$1,734	$(34,483)	(1,989)%
Active customers	4,943	4,148	795	19%	4,943	4,148	795	19%
Revenue per active customer	$60	$69	$(9)	(13)%	$122	$126	$(4)	(3)%
Total orders placed	5,790	5,398	392	7%	12,090	10,888	1,202	11%
Average order value	$53.63	$53.85	$(0.22)	—%	$54.98	$54.60	$0.38	1%
Non-GAAP diluted net income per share	$0.06	$0.09	$(0.03)	(33)%	$0.08	$0.09	$(0.01)	(11)%
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
The following table reflects the reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

	(in thousands)
Net income	$3,540	$7,756	$1,054	$4,806
Excluding:
Interest income (expense)—net	162	92	332	145
Other income (expense)—net	8	(11)	(55)	(64)
Taxes	1,915	—	55	—
Depreciation and amortization	4,444	3,117	8,927	5,518
Stock-based compensation expense	4,431	3,657	8,762	6,831
Adjusted EBITDA	$14,160	$14,449	$18,521	$17,074
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

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

	(in thousands)
Net cash provided by (used in) operating activities	$5,965	$21,865	$(13,209)	$39,271
Capital expenditures	(9,721)	(21,776)	(19,540)	(37,537)
Free cash flow	$(3,756)	$89	$(32,749)	$1,734

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
Non-GAAP Diluted Net Income (Loss) Per Share
To provide investors with additional information regarding our financial results, we have also disclosed in the table above, a non-GAAP diluted net income (loss) per share financial measure. We have included non-GAAP diluted net income (loss) per share in this Quarterly Report because it is a key measure used by our management and board of directors. We believe non-GAAP diluted net income (loss) per share is an important indicator of our business performance as this measure facilitates comparisons on a period-to-period basis, which provides useful information to our management and board of directors in understanding our past financial performance and future results. We believe that adding back stock-based compensation expense to our non-GAAP diluted net income (loss) per share financial measure for all periods presented provides a more meaningful comparison between our operating results from period to period because of varying available valuation methodologies, subjective assumptions, the variety of equity instruments that can impact a company's non-cash expenses and the inability of the expense to directly relate to performance in any particular period. Accordingly, we believe that non-GAAP diluted net income (loss) per share provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We do not add back tax adjustments related to stock-based compensation, as we have a relatively short history of taxable income and applicable effective tax rates, which makes inclusion of such adjustments less useful to investors and others.
A reconciliation of non-GAAP net income (loss) attributable to common stockholders to GAAP net income (loss) attributable to common stockholders, the most directly comparable GAAP financial measure, and non-GAAP diluted shares to GAAP diluted shares, the most directly comparable GAAP financial measure, in order to calculate non-GAAP diluted net income (loss) per share, is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

	(in thousands, except share and per share amounts)
GAAP net income attributable to common stockholders	$3,540	$7,756	$1,054	$4,806
Add: Stock-based compensation expense	4,431	3,657	8,762	6,831
Non-GAAP net income attributable to common stockholders	$7,971	$11,413	$9,816	$11,637

GAAP Weighted average shares used to compute diluted net income per Class A and Class B common share	125,977,444	133,066,635	127,027,000	133,101,806
Non-GAAP diluted net income per share attributable to Class A and Class B common stockholders	$0.06	$0.09	$0.08	$0.09

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

At June 28, 2015, our cash and cash equivalents balance was $282.1 million, with an additional $31.5 million held in short-term investments. Cash and cash equivalents primarily consist of cash deposits and money market funds. Short-term investments primarily consist of commercial paper. Cash held internationally as of June 28, 2015 was not material.

We have financed the majority of our operations through the issuance of equity securities and cash flows from our operations.

Cash flow information is as follows:

	Six Months Ended
	June 28, 2015	June 29, 2014

	(in thousands)
Cash (used in) provided by:
Operating activities	$(13,209)	$39,271
Investing activities	80,400	(72,533)
Financing activities	(27,385)	732
Operating Activities
Our cash flow used in operating activities for the six months ended June 28, 2015 consisted of net income adjusted for certain non-cash charges, such as depreciation and amortization and stock-based compensation expense, and changes in our operating assets and liabilities.

Cash flow used in operating activities for the six months ended June 28, 2015 was primarily driven by a $36.1 million decrease in accounts payable from December, 28, 2014 to June 28, 2015. The decrease was attributed to a relatively high accounts payable balance at December, 28, 2014, coupled with the implementation of operational improvements during the six months ended June 28, 2015 which increased the speed and timeliness of payments. In addition, cash flow used in operating activities was negatively impacted by an overall slowdown in the growth of the business during the six months ended June 28, 2015 as compared to the six months ended June 29, 2014.

Cash flow provided by operating activities for the six months ended June 29, 2014 was $39.3 million and consisted of net income of $4.8 million adjusted for certain non-cash charges including depreciation and amortization of $5.5 million and stock-based compensation of $6.8 million as well as changes in our operating assets and liabilities that provided $22.0 million in positive cash flow. The net changes in operating assets and liabilities were primarily a result of increased deferred revenue of $24.4 million. The increase in deferred revenue was primarily due to an increase in customer orders during the period which had not been delivered as of the end of the period and a change in payment collection processing during the period.
Investing Activities
Our investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth as well as short-term investments of our excess cash. Purchases of property and equipment may vary from period-to-period due to the timing of expansion of our operations. Additionally, we have invested some of our excess cash balances in money market funds and commercial paper.
Net cash provided by investing activities for the six months ended June 28, 2015 was $80.4 million. This was primarily attributable to proceeds from sales and maturities of short-term investments of $263.5 million, partially offset by purchases of short-term investments of $163.6 million and capital expenditures of $19.5 million. The capital expenditures primarily related to leasehold improvements and purchases of automation equipment at our fulfillment centers.
Net cash used in investing activities for the six months ended June 29, 2014 was $72.5 million. This was primarily attributable to purchases of short-term investments related to excess cash of $60.0 million and $37.5 million in capital expenditures offset by proceeds from maturities and sales of short-term investments of $25.0 million. The capital expenditures primarily related to additional equipment for our fulfillment centers, leasehold improvements for our corporate office space in Seattle, as well as software purchases and internally developed software costs.
Financing Activities
Net cash used in financing activities for the six months ended June 28, 2015 was $27.4 million. This was primarily attributable to the $31.3 million repurchase of Class A common stock under the share repurchase program described below, partially offset by $4.1 million in proceeds from the exercise of stock options.
In February 2015, our board of directors authorized the repurchase of up to $250 million of our common stock until February 2017. The number of shares to be repurchased under the repurchase program and the timing of potential repurchases will depend on factors such as our common stock price, economic and market conditions, alternative uses of capital, and corporate and regulatory requirements. The repurchase program may be suspended or discontinued at any time. During the six months ended June 28, 2015, we repurchased approximately 2.3 million shares at an average cost of $13.84 per share, for a total cost of $31.3 million. The repurchased shares have been placed into treasury stock.
Net cash used in financing activities for the six months ended June 29, 2014 was $0.7 million. This was primarily attributable to the receipt of $1.5 million in proceeds from the exercise of stock options offset by debt and stock issuance costs of $0.8 million.
Credit Facility
On January 23, 2014, we entered into a $50.0 million revolving credit facility pursuant to a Credit Agreement with certain lenders (the "Credit Agreement"). Any borrowings under the Credit Agreement will mature in January 2016. The Credit Agreement includes a letter of credit sub-limit of up to $15.0 million. As of June 28, 2015, we had a $3.0 million letter of credit outstanding in connection with the lease for our Nevada fulfillment center. This letter of credit reduces the available borrowing capacity of the Credit Agreement to $47.0 million.

Borrowings under the Credit Agreement bear annual interest, at our option, in an amount equal to (i) in the case of base rate loans, 1.50% plus the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the prime rate, and (c) the eurodollar rate plus two percent (2.00%), or (ii) in the case of eurodollar loans, for any interest period, LIBOR plus 2.50%. As of June 28, 2015, the borrowing rate would have been 4.75% for a base rate loan and 2.69% for a eurodollar loan. An undrawn commitment fee shall be payable to the lenders in an amount equal to 0.18% times the actual daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations, calculated on a quarterly basis in arrears.

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

The Credit Agreement includes customary events of default, including a change of control and a cross-default on our or any subsidiary’s material indebtedness. Our obligations under the Credit Agreement are secured by substantially all of our and our subsidiaries’ assets, and our obligations under the Credit Agreement will be guaranteed by certain of our subsequently acquired or organized direct and indirect domestic subsidiaries.

As of the filing date of this Quarterly Report, we were in compliance with all financial and non-financial covenants and we have not had any amounts drawn down under the revolving credit facility.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 28, 2015, except for operating leases as discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 28, 2015, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 28, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	respond to macroeconomic trends;

•	hire, integrate and retain talented members of management, merchandise buyers and other personnel; and

•	effectively manage rapid growth in our personnel and operations.

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

We expect competition in e-commerce generally, and with companies employing a flash sales model in particular, to continue to increase because there are no significant barriers to entry. We currently compete with and expect to increasingly compete with e-commerce businesses, such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers, such as Target Corporation, Toys“R”Us, Inc. and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc., particularly as some of these companies adopt flash sales business practices. A substantial number of flash sales sites have similar business models in related and unrelated market segments, including Gilt Groupe Holdings, Inc., Groupon, Inc., HauteLook (which is owned by Nordstrom, Inc.), MyHabit (which is operated by Amazon.com), One Kings Lane, Inc., RueLaLa.com (which is operated by Retail Convergence.com LP) and Wayfair LLC. We also compete with the traditional offline retail industry, including discount and mass merchandisers, such as Ross Stores, Inc., Target, The TJX Companies, Inc., Toys“R”Us and Walmart, as well as boutique sellers of women's, children's and men's apparel, children's merchandise and other product categories such as kitchen accessories and home décor.

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

Our business is highly dependent upon email and mobile "push" notifications for promoting our sites and products. We provide daily emails and mobile alerts to subscribers informing them of what is available for purchase on our sites that day, and we believe these emails and mobile alerts are an important part of our customer experience and help generate a substantial portion of our net sales. If we are unable to successfully deliver emails or mobile alerts to our subscribers, or if subscribers decline to open our emails or mobile alerts, our net sales and profitability would be adversely affected. For example, our net sales growth in fiscal year 2014 as compared to fiscal year 2013 was partially constrained by email deliverability issues with some of our email subscribers during the third quarter of 2014. Changes in how webmail application providers such as Google Inc., Yahoo! Inc., Microsoft Corporation, AOL Inc. and Comcast Corporation organize, prioritize, filter and deliver email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service contains features that organize incoming emails into categories (such as primary, social, promotions, updates and spam). Such organizational features or filtering by Google Inc. and other webmail application providers may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties such as platform providers Apple App Store or Google Play Store to block, impose restrictions on or charge for the delivery of emails or mobile alerts could also materially and adversely impact our business. From time to time, Internet service providers, webmail applications or other third parties may block bulk email transmissions viewed as “spam” or otherwise experience technical difficulties that result in our inability to successfully deliver emails or mobile alerts to third parties or our subscribers. Changes in laws, regulations or third-party provider policies that limit our ability to send such communications or impose additional requirements upon us or our subscribers in connection with sending such communications would also materially and adversely impact our business. Our use of email and mobile alerts to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or mobile alerts. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and operating results.

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

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches or cyber security incidents, or otherwise to protect our confidential information or the confidential information of our customers, could damage our reputation and brand and substantially harm our business and operating results.

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

Our data storage and analytics are conducted on, and the data and content we create associated with sales on our sites are processed through, servers in third-party data center hosting facilities. If we were to transition to additional servers, failure to effectively transfer our data could result in interruptions in the availability or functionality of our sites. We also rely on third-party email service providers, bandwidth providers, Internet service providers and mobile networks to deliver our email and mobile “push” communications to subscribers and to allow subscribers to access our sites. Any damage to, or failure of, the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our sites. If for any reason our arrangements with our data centers or any other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our data centers or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our sites.

The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the third-party data centers on which we normally operate or the facilities of any third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solutions. While we have some limited disaster recovery arrangements in place, they may not effectively permit us to continue to provide our products in the event of any problems with respect to our data centers or any other third-party facilities. If any such event were to occur to our business, the delivery of our products could be impaired and our business, financial condition and operating results may be materially and adversely affected.

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

If we do not optimize and operate our fulfillment centers successfully and efficiently, in particular for our provision of vendor fulfillment services, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges, or harm our business in other ways. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

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

We depend, in part, on a third party to provide staffing for our U.S. fulfillment centers. As of June 28, 2015, there were over 400 third-party associates in our U.S. fulfillment centers. By using a third-party staffing organization, we face additional risks that are outside of our control, such as employment claims, issues arising from failure to comply with labor or other laws, union organizing activities and any deterioration in the finance and operations of such organization. If our third-party staffing organization is unable to adequately staff our fulfillment centers or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases or other factors, our operations could be harmed.

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

We generally do not order inventory from our vendors to be held in our fulfillment centers until after the products have been ordered by our customers. As a result, the time from when an order is placed on our sites to when the product is delivered to our customers is longer than for many other e-commerce retailers who generally carry significant inventory that enables them to expedite delivery. Our average order-to-ship time in the second quarter of 2015 was 11.6 days. In an effort to reduce delivery times without carrying additional inventory, we have expanded consignment and fulfillment services for our vendors. We may not achieve our anticipated improvement in delivery times if we are unable to effectively deploy these services or engage a sufficient number of vendors to adopt these services. Modification of our inventory planning and consolidation processes may also result in inconsistent or slower delivery times. Utilization of our infrastructure for vendor fulfillment services could also negatively impact delivery times. Our relatively slower delivery times may place us at a competitive disadvantage to other e-commerce retailers and may cause customers to stop purchasing from us. If we are required to decrease our delivery times to address this competition or to meet customer demands, we may be required to incur additional shipping costs, which we may or may not be able to pass on to our customers, or to change our operations to carry additional inventory and face additional inventory risk, either of which could adversely affect our business, financial condition and operating results.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy practices or with any federal, state or international privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

While we achieved profitability on an annual basis for each of the fiscal years ended December 28, 2014 and December 29, 2013, we incurred net losses of $10.3 million and $11.3 million in the fiscal years ended December 30, 2012 and January 1, 2012, respectively, and had an accumulated deficit of $29.2 million as of June 28, 2015. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees and managers, incur the costs of being a public company and develop our technology platform and fulfillment infrastructure. These efforts may prove more expensive than we currently anticipate. Although our net sales have grown rapidly since our inception, we may not be able to sustain historical rates of net sales growth or to increase our net sales sufficiently to offset higher expenses. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or maintain or improve our gross margins could prevent us from maintaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and operating results may be materially and adversely affected.

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

We believe our success has depended, and continues to depend, on the efforts and talents of Darrell Cavens, one of our founders and our president and chief executive officer, Mark Vadon, one of our founders and chairman of the board of directors, and other members of our management team. Our success also depends on our highly skilled team of employees, including our merchandising and technology personnel. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers and merchandising and technology personnel. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially and adversely affected.

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

Our principal offices are located in Seattle, Washington, an area that has experienced earthquakes in the past, and are thus vulnerable to damage. We also operate a buying and studio office in Columbus, Ohio, a customer service office in Gahanna, Ohio, and fulfillment centers in McCarran, Nevada, Lockbourne, Ohio and Bethlehem, Pennsylvania. Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain, including our ability to ship products to customers, from or to the impacted region and could impact our ability or the ability of third parties to operate our sites and ship products. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. To the extent any of these events occur, our business, financial condition and operating results could be materially and adversely affected.

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

The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering, or IPO, in November 2013, at a price of $22.00 per share, through August 3, 2015, our Class A common stock's daily closing price on the NASDAQ Global Select Market has ranged from a low of $10.82 to a high of $72.75. On August 3, 2015, the closing price of our Class A common stock was $12.37.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, the holders of Class B common stock collectively will continue to be able to control a majority of the voting power even if their stock holdings represent as few as approximately 9.1% of the outstanding number of shares of our common stock. As of June 28, 2015, our chairman of the board of directors, Mark Vadon, and our president and chief executive officer, Darrell Cavens, collectively, beneficially own shares representing approximately 88.5% of the voting power of our outstanding capital stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity compensation plans or adoption of new equity compensation plans and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.

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

As of June 28, 2015, holders of approximately 34.1 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of Class A common stock issued or issuable upon conversion of Class B common stock or to include such shares in registration statements that we may file for zulily or other stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 28, 2015, we did not repurchase any shares of our common stock under the repurchase program described elsewhere in this Quarterly Report.

Use of Proceeds from Public Offering of Common Stock

Our registration statement on Form S-1 (File No. 333-191617) for our IPO was declared effective by the SEC on November 14, 2013.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 15, 2013 pursuant to Rule 424(b) under the Securities Act. However, a portion of the proceeds may be used to effect repurchases of our common stock under the repurchase program described elsewhere in this Quarterly Report. As of June 28, 2015, we had not used any proceeds from our IPO. Pending the uses described, we maintain the cash received in cash and cash equivalents as well as short-term investments.

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

zulily, inc.
(Registrant)

Date: August 5, 2015	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of zulily, inc.	8-K	001-36188	3.1	11/21/2013
3.2		Amended and Restated Bylaws of zulily, inc.	S-1	333-191617	3.4	10/8/2013
4.1		Form of Class B Common Stock Certificate	10-K	001-36188	4.1	2/24/2015
4.2		Third Amended and Restated Investor Rights Agreement, dated November 5, 2012	S-1	333-191617	4.1	10/8/2013
4.3		Amendment No. 1 to Third Amended and Restated Investor Rights Agreement, dated October 17, 2013	S-1/A	333-191617	4.2	10/25/2013
10.1		Employment Offer Letter by and between zulily, inc. and Brian Swartz, dated April 21, 2015	10-Q	001-36188	10.2	5/6/2015
10.2		Change in Control and Severance Agreement by and between zulily, inc. and Brian Swartz, dated April 21, 2015	10-Q	001-36188	10.3	5/6/2015
10.3		First Amendment to Agreement of Lease by and between zulily, inc. and WPT Creekside Parkway, LP (as successor-in-interest to KTR Ohio LLC), dated June 1, 2015					X
31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
31.2		Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934					X
32.1	*	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.